Form 10-Q
period 1997-03-30
LDM TECHNOLOGIES INC
filed 1997-06-13
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-21819


                             LDM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                   38-2690171
(State or other jurisdiciton of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)


                           2500 EXECUTIVE HILLS DRIVE
                         AUBURN HILLS, MICHIGAN  48326
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (810) 858-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                           YES                     NO  X
                               ----                   ----
     Number of shares of common stock oustanding as of June 10, 1997:  600

                             LDM TECHNOLOGIES, INC.

                                     INDEX


PART I                      FINANCIAL INFORMATION                                         Page No.
ITEM 1          FINANCIAL STATMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets, March 30, 1997 and September 29, 1996                   3

Condensed Consolidated Statements of Income, Three months ended March 30, 1997
        and March 24, 1996                                                                     4

Condensed Consolidated Statements of Income, Six months ended March 30, 1997
        and March 24, 1996                                                                     5

Condensed Consolidated Statements of Cash Flows, Six months ended March 30, 1997
        and March 24, 1996                                                                     6

Notes to Condensed Consolidated Financial Statements                                           7

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                           18

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                             22

ITEM 2.         CHANGES IN SECURITIES                                                         22

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                               22

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           22

ITEM 5.         OTHER INFORMATION                                                             22

                SIGNATURE PAGE                                                                23

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K
                   INDEX TO EXHIBITS                                                          24
                   EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                             LDM TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                            MARCH 30,             SEPTEMBER 29,
                                                              1997                     1996
                                                           (UNAUDITED)                (Note)
                                                           -----------            -------------

                       ASSETS
Current assets:
   Cash                                                         $4,153                   $2,122
   Accounts Receivable                                          45,016                   35,482
   Raw materials                                                 9,837                    7,713
   Work in process                                               1,534                    1,368
   Finished goods                                                5,260                    2,752
   Mold costs                                                   13,727                    7,129
   Deferred income taxes                                           783                      829
   Other current assets                                          1,219                      454
                                                           -----------            -------------
     Total current assets                                       81,529                   57,849

Cash and equivalents restricted as to use                                                   658
Net property, plant and equipment                               80,649                   58,956
Goodwill and other intangibles                                  41,988                    1,298
                                                           -----------            -------------
        Totals                                                $204,166                 $118,761
                                                           ===========            =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit and revolving loan in default                                        $20,935
   Lines of credit and revolving loans                          $1,885
   Long-term debt in default                                                             27,422
   Accounts payable                                             30,642                   30,834
   Accrued liabilities                                          11,045                    7,394
   Accrued interest                                              2,308                      204
   Accrued compensation                                          3,452                    4,202
   Advance mold payments from customers                          8,568                    3,661
   Income taxes payable                                          1,678                    2,095
   Current maturities of long-term debt                          1,157                    1,320
                                                           -----------            -------------
      Total current liabilities                                 60,735                   98,067
Long-term debt due after one year                              122,618                    2,109
Deferred income taxes                                              813                      841
Minority interests                                                 336                      422

Stockholders' Equity:
   Common Stock (par value $.10, issued  and
      outstanding 600 shares; authorized 100,000 shares)
   Additional paid-in capital                                       94                       94
   Retained earnings                                            19,652                   17,290
   Foreign currency translation adjustments                        (82)                     (62)
                                                           -----------            -------------
      Total stockholders' equity                                19,664                   17,322
                                                           -----------            -------------
         Totals                                               $204,166                 $118,761
                                                           ===========            =============

Note: The balance sheet at September 29, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements contained herein.

                             LDM TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                         -------------------------
                                                                             THREE MONTHS ENDED
                                                                         -------------------------
                                                                           March 30,     March 24,
                                                                            1997           1996
                                                                         ----------   -------------
Revenues:
     Net product sales                                                    $68,457          $44,575
     Net mold sales                                                        12,156            7,367
                                                                          -------          -------
                                                                           80,613           51,942
Cost of Sales
     Cost of product sales                                                 54,115           36,661
     Cost of mold sales                                                    11,925            6,797
                                                                          -------          -------
                                                                           66,040           43,458
                                                                          -------          -------
Gross margin                                                               14,573            8,484

Selling, general and administrative expenses                                8,865            6,667
                                                                          -------          -------
Operating profit                                                            5,708            1,817
Interest expense                                                           (2,857)            (874)
Other (expense) income, net                                                   (40)             330
                                                                          -------          -------
Income from continuing operations before income
     taxes and minority interest                                            2,811            1,273

Provision for income taxes                                                    942              693
                                                                          -------          -------
Income from continuing operations before minority
     interest                                                               1,869              580
Minority interest loss                                                         35               46
                                                                          -------          -------
Income from continuing operations                                           1,904              626

Income from discontinued operations                                                             14
                                                                          -------          -------
Net income                                                                $ 1,904          $   640
                                                                          =======          =======

                             See accompanying notes

                             LDM TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                       (UNAUDITED)
                                                                  --------------------------
                                                                      SIX MONTHS ENDED
                                                                  --------------------------
                                                                  March 30,        March 24,
                                                                    1997             1996
                                                                  ---------       ----------
Revenues:
     Net product sales                                             $119,516         $ 91,981
     Net mold sales                                                  13,362           13,108
                                                                   --------         --------
                                                                    132,878          105,089
Cost of Sales
     Cost of product sales                                           97,640           76,393
     Cost of mold sales                                              12,717           12,015
                                                                   --------         --------
                                                                    110,357           88,408
                                                                   --------         --------
Gross margin                                                         22,521           16,681

Selling, general and administrative expenses                         15,128           13,394
                                                                   --------         --------
Operating profit                                                      7,393            3,287
Interest expense                                                     (3,981)          (1,773)
Other income, net                                                       254              223
                                                                   --------         --------
Income from continuing operations before income
     taxes, minority interest, and extraordinary item                 3,666            1,737

Provision for income taxes                                            1,390            1,340
                                                                   --------         --------
Income from continuing operations before minority
     interest and extraordinary item                                  2,276              397
Minority interest loss                                                   86               58
                                                                   --------         --------
Income from continuing operations before
     extraordinary item                                               2,362              455

Income from discontinued operations                                                       28
                                                                   --------         --------
Income before extraordinary item                                      2,362              483

Extraordinary gain on debt refinancing, no income tax effect                             754
                                                                   --------         --------
Net income                                                         $  2,362         $  1,237
                                                                   ========         ========



                             See accompanying notes

                             LDM TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                        (UNAUDITED)
                                                                                        FOR SIX MONTHS            FOR SIX MONTHS
                                                                                            ENDED                      ENDED
                                                                                          MARCH 30,                  MARCH 24,
                                                                                            1997                       1996
                                                                                       ----------------           ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                             ($977)                  $2,176

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                             (8,782)                  (7,466)
     Proceeds from disposals of property, plant and equipment                                    2
     Use of investments restricted to property, plant and equipment                            658                    3,685
     Purchase of Molmec net of $2,705 cash acquired                                        (52,609)
                                                                                       ------------               ---------
                     NET CASH USED FOR INVESTING ACTIVITIES                                (60,731)                  (3,781)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt net of $5,399 and $208 debt
     issuance costs in 1997 and 1996, respectively                                         104,601                    9,199
     Payments on long-term debt                                                            (21,812)                  (2,643)
     Net repayments on line of credit borrowings                                           (19,050)                  (5,358)
                                                                                       ------------               ---------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES                              63,739                    1,198

NET CASH CHANGE                                                                              2,031                     (407)
Cash at beginning of period                                                                  2,122                    1,138
                                                                                       -----------               ----------
Cash at end of period                                                                       $4,153                     $731
                                                                                       ===========               ==========

                             LDM TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ending March 30, 1997 and March 24, 1996 are not necessarily indicative of the results that may be expected for the year ending September 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual financial statements included in the Company's Form S-4 Registration Statement, file number
333-21819 declared effective April 29, 1997.

2. IMPACT OF ACCOUNTING STANDARD ADOPTED IN THE FISCAL
   YEAR ENDING IN SEPTEMBER, 1997

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's former policy was to measure an impairment loss for assets held for use based upon expected undiscounted future cash flows. The Company adopted Statement 121 in the first quarter of the fiscal year ending September 28, 1997, and based on current circumstances, no impairment losses are required to be recognized.


3. EXTRAORDINARY ITEM

In November 1996, LDM Technologies Company, an indirect subsidiary of the Company, retired notes payable to Barclays Bank of Canada and Gentra Canada, resulting in a $753,510 extraordinary gain on extinguishment. Because of the 1996 Canadian operating losses, there was no tax effect related to the gain.

                            LDM TECHNOLOGIES, INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



4. PURCHASE OF MOLMEC

On January 22, 1997, the Company purchased the business and certain net assets of Molmec, Inc. (a manufacturer of automotive under the hood plastics products) for approximately $55 million. The acquisition was financed by the issuance of debt as described in note 6.

The acquisition was accounted for using the purchase method. Accordingly, the assets acquired and liabilities assumed are recorded at fair values and the excess of the purchase price over the net assets acquired was recorded as goodwill which will be amortized over 15 years using the straight-line method.

The pro forma unaudited results of operations for the six months ended March 30, 1997 and March 24, 1996, assuming consummation of the purchase and issuance of the debt, as of September 25, 1995, as described in note 6, are as follows:

                                         For six months ended
                                March 30, 1997          March 24, 1996
                                --------------          --------------
                                        (dollars in thousands)
Net sales                         $158,004                    $149,149
Net income (loss)                   $2,255                       ($838)

                            LDM TECHNOLOGIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ISSUANCE OF DEBT

On January 22, 1997, the Company issued, in a private placement (the "Initial Offering"), $110 million aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2007, Series A (the "Notes"). The net proceeds of the Initial Offering, which amounted to approximately $105 million, were used to repay debt in default amounting to $37.8 million, to repay a $3 million note payable to a former shareholder, to fund the acquisition described in note 5 and for general corporate purposes. In addition, the Company obtained a new senior credit facility which provides available borrowings of $45 million under revolving loans. The Company also obtained a replacement letter of credit with respect to its $8.8 million Multi-Option Adjustable Rate Notes.

On February 14, 1997 the Company filed a registration statement on Form S-4 to register $110 million aggregate principal amount of its 10 3/4 % Senior Subordinated Notes due 2007, Series B (the"Exchange Notes"). The Exchange Notes have identical terms and conditions as the Notes, except for certain transfer restrictions relating to the Notes. The Company's registration statement was declared effective on April 29, 1997 by the Commission. As of May 28, 1997, the day the exchange offer expired, $109 million Exchange Notes were exchanged for the Notes. The Notes and the Exchange Notes are guaranteed by certain subsidiaries of the Company, namely LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Canada, but will not be guaranteed by Como or LDM Technologies S. de R.L. Neither LDM Holdings, L.L.C. nor LDM Canada Limited Partnership have investments or activities other than their ownership interests in LDM Technologies Company. Supplemental financial information for the guarantor and nonguarantor subsidiaries is disclosed below.

6. SUBSEQUENT EVENT

On April 25, 1997, the Company acquired certain assets of a U.S. manufacturer of automotive air vents for a purchase price of approximately $6.545 million, subject to certain price adjustments. Net sales for the entity were approximately $15.5 million for the twelve month period ended March 30, 1997 of which approximately $5.9 million were sales to the Company. The acquisition will allow the Company to vertically integrate and increase its instrument panel manufacturing capabilities.

7. SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility and the standby letter of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain other subsidiaries, as described in note 6. Non-guarantor subsidiaries are Como, a 75% owned subsidiary and LDM Technologies S. de R.L., a 99% owned subsidiary.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada and the nonguarantor subsidiaries is presented below.

                             LDM TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 30, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             LDM
                                                         TECHNOLOGIES,      LDM        NONGUARANTOR    CONSOLIDATING
                                                             INC.          CANADA      SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                         -------------     ------      ------------    -------------   ------------
                     ASSETS

Current assets:
  Cash                                                        $3,465          $367         $321          $                $4,153
  Trade accounts receivable                                   38,370         6,507        2,164            (2,025)        45,016
  Raw materials                                                6,790         1,514        1,533                            9,837
  Work in process                                              1,162           191          181                            1,534
  Finished goods                                               4,239           613          408                            5,260
  Mold costs                                                   5,761         2,757        5,209                           13,727
  Deferred income taxes                                          578                        205                              783
  Other current assets                                           959           210           50                            1,219
                                                            --------------------------------------------------------------------
    Total current assets                                      61,324        12,159       10,071            (2,025)        81,529

Property, plant, and equipment less
  accumulated depreciation                                    60,612        17,578        2,459                           80,649
Notes receivable due from affiliates                          19,891                        900           (20,791)
Investment in subsidiaries                                       336                                         (336)
Other assets                                                  41,709           112          167                           41,988
                                                            --------------------------------------------------------------------
         Totals                                             $183,872       $29,849      $13,597          ($23,152)      $204,166
                                                            ====================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan                        $              $             $1,885          $                $1,885
  Accounts payable                                            21,909         8,606        2,555            (2,428)        30,642
  Accrued liabilities                                          9,131         1,693          331              (110)        11,045
  Accrued interest                                             2,308                                                       2,308
  Accrued payroll and  withholding taxes                       2,564           426          462                            3,452
  Advance mold payments from customers                           960           812        6,796                            8,568
  Income taxes payable                                         2,243                       (565)                           1,678
  Current portion of long-term debt                              850                        399               (92)         1,157
                                                            --------------------------------------------------------------------
    Total current liabilities                                 39,965        11,537       11,863            (2,630)        60,735
Long-term debt - net of current portion                      122,530                         88                          122,618
Deferred income taxes                                            498                        315                              813
Notes payable due to affilitates                                            15,417          262           (15,679)
Minority interest in subsidiaries                                                                             336            336

Stockholders' Equity
  Common Stock (par value $.10, issued  and
    outstanding 600 shares; authorized 100,000 shares)                       5,850            1            (5,851)
  Additional paid-in capital                                      94                        133              (133)            94
  Retained earnings                                           20,847        (2,873)         935               743         19,652
  Foreign currency translation adjustment                        (62)          (82)           0                62            (82)
                                                            --------------------------------------------------------------------
    Total stockholders' equity                                20,879         2,895        1,069            (5,179)        19,664
                                                            --------------------------------------------------------------------
         Totals                                             $183,872       $29,849      $13,597          ($23,152)      $204,166
                                                            ====================================================================

                             LDM TECHNOLOGIES, INC.
   CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 29, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              LDM
                                                          TECHNOLOGIES,      LDM          NONGUARANTOR   CONSOLIDATING
                                                              INC.          CANADA        SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                          -------------     ------        ------------   -------------  ------------
                     ASSETS
Current assets:
  Cash                                                             $9            $17          $2,096        $              $2,122
  Trade accounts receivable                                    24,257          9,405           3,132         (1,312)       35,482
  Raw materials                                                 4,274          2,250           1,189                        7,713
  Work in process                                                 950            279             139                        1,368
  Finished goods                                                1,833            488             431                        2,752
  Mold costs                                                    5,503            399           1,227                        7,129
  Deferred income taxes                                           624                            205                          829
  Other current assets                                            165            218              71                          454
                                                              -------------------------------------------------------------------
    Total current assets                                       37,615         13,056           8,490         (1,312)       57,849
Cash & equivalents restricted to property, plant
  and equipment                                                   658                                                         658
Property, plant, and equipment less
  accumulated depreciation                                     40,441         16,040           2,475                       58,956
Notes receivable due from affiliates                            3,909                                        (3,909)
Investment in subsidiaries                                        514                                          (514)
Other assets                                                      548            165             585                        1,298
                                                              -------------------------------------------------------------------
               Totals                                         $83,685        $29,261         $11,550        ($5,735)     $118,761
                                                              ===================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan in default               $15,500         $3,634          $1,801        $             $20,935
  Long-term debt in default                                    17,781          9,641                                       27,422
  Accounts payable                                             18,152         11,896           2,091         (1,305)       30,834
  Accrued liabilities                                           4,401            845           2,148                        7,394
  Accrued interest                                                204                                                         204
  Accrued payroll and  withholding taxes                        4,202                                                       4,202
  Advance mold payments from customers                                            45           3,616                        3,661
  Income taxes payable                                          2,087              8                                        2,095
  Current portion of long-term debt                             1,168              4             148                        1,320
                                                              -------------------------------------------------------------------
    Total current liabilities                                  63,495         26,073           9,804         (1,305)       98,067
Long-term debt - net of current portion                         1,920              2             187                        2,109
Deferred income taxes                                             526                            315                          841
Notes payable due to affilitates                                               3,909                         (3,909)
Minority interest in subsidiaries                                 422                                                         422

Stockholders' Equity
  Common Stock (par value $.10, issued  and
    outstanding 600 shares; authorized 100,000 shares)                         1,350               1         (1,351)
  Additional paid-in capital                                       94                            133           (133)           94
  Retained earnings                                            17,290         (2,011)          1,110            901        17,290
  Foreign currency translation adjustment                         (62)           (62)                            62           (62)
                                                              -------------------------------------------------------------------
    Total stockholders' equity                                 17,322           (723)          1,244           (521)       17,322
                                                              -------------------------------------------------------------------
               Totals                                         $83,685        $29,261         $11,550        ($5,735)     $118,761
                                                              ===================================================================


                             LDM TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED
                           MARCH 30, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               LDM
                                                           TECHNOLOGIES,       LDM    NONGUARANTOR   CONSOLIDATING
                                                               INC.           CANADA  SUBSIDIARIES     ENTRIES       CONSOLIDATED
                                                           -----------      --------  ------------   -------------   -----------
Revenues:
     Net product sales                                        $53,886         $10,084      $4,851          ($364)       $68,457
     Net mold sales                                             9,848             603       1,705                        12,156
                                                          ---------------------------------------------------------------------
                                                               63,734          10,687       6,556           (364)        80,613
Cost of Sales
     Cost of product sales                                     40,803           8,794       4,882           (364)        54,115
     Cost of mold sales                                         9,891             580       1,454                        11,925
                                                          ---------------------------------------------------------------------
                                                               50,694           9,374       6,336           (364)        66,040
                                                          ---------------------------------------------------------------------
Gross margin                                                   13,040           1,313         220                        14,573

Selling, general and administrative expenses                    8,224             195         446                         8,865
                                                          ---------------------------------------------------------------------
Operating profit (loss)                                         4,816           1,118        (226)                        5,708
Interest expense                                               (2,697)           (416)        (62)           318         (2,857)
Other income (expense), net                                       169              89          20           (318)           (40)
Equity in net income of subsidiaries                              647                                       (647)
                                                          ---------------------------------------------------------------------
Income (loss) from continuing operations before income
     taxes and minority interest                                2,935             791        (268)          (647)         2,811

Provision for income taxes                                      1,031                         (89)                          942
                                                          ---------------------------------------------------------------------
Income (loss) from continuing operations before
     minority interest                                          1,904             791        (179)          (647)         1,869
Minority interest loss                                                                         35                            35
                                                          ---------------------------------------------------------------------
Net income (loss)                                              $1,904            $791       ($144)         ($647)        $1,904
                                                          =====================================================================

                             LDM TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED MARCH
                             24, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   LDM
                                               TECHNOLOGIES,       LDM           NONGUARANTOR     CONSOLIDATING
                                                  INC.            CANADA         SUBSIDIARIES        ENTRIES       CONSOLIDATED
                                                  ---             ------         ------------        -------       ------------
Revenues:
     Net product sales                           $33,373          $6,593             $5,223           ($614)           $44,575
     Net mold sales                                6,111           1,152                104                              7,367
                                                 ------------------------------------------------------------------------------
                                                  39,484           7,745              5,327            (614)            51,942
Cost of Sales
     Cost of product sales                        25,343           6,799              5,022            (503)            36,661
     Cost of mold sales                            5,758           1,053                 97            (111)             6,797
                                                 ------------------------------------------------------------------------------
                                                  31,101           7,852              5,119            (614)            43,458
                                                 ------------------------------------------------------------------------------
Gross margin                                       8,383            (107)               208                              8,484

Selling, general and administrative expenses       5,662             519                486                              6,667
                                                 ------------------------------------------------------------------------------
Operating profit (loss)                            2,721            (626)              (278)                             1,817
Interest expense                                    (508)           (302)               (64)                              (874)
Other income (expense), net                          204             127                 (1)                               330
Equity in net loss of subsidiaries                  (673)                                               673
                                                 ------------------------------------------------------------------------------
Income (loss) from continuing operations before
     taxes and minority interest                   1,744            (801)              (343)            673              1,273

Provision for income taxes                         1,118            (306)              (119)                               693
                                                 ------------------------------------------------------------------------------
Income (loss) from continuing operations before
     minority interest                               626            (495)              (224)            673                580
Minority interest loss                                                                   46                                 46
                                                 ------------------------------------------------------------------------------
Income (loss) from continuing operations before
     extraordinary item                              626            (495)              (178)            673                626

Income from discontinued operations, net of
     income taxes and minority interest               14                                                                    14
                                                 ------------------------------------------------------------------------------
Net income (loss)                                   $640           ($495)             ($178)           $673               $640
                                                 ==============================================================================



                             LDM TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR SIX MONTHS ENDED MARCH 30,
                               1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                 LDM
                                            TECHNOLOGIES,        LDM          NONGUARANTOR      CONSOLIDATING
                                                 INC.          CANADA         SUBSIDIARIES         ENTRIES         CONSOLIDATED
                                                 ----          ------         ------------         -------         ------------
Revenues:
     Net product sales                            $ 91,302     $ 18,242             $ 10,790             ($818)          $119,516
     Net mold sales                                 10,724          914                1,724                               13,362
                                                  -------------------------------------------------------------------------------
                                                   102,026       19,156               12,514              (818)           132,878
Cost of Sales
     Cost of product sales                          69,760       18,073               10,625              (818)            97,640
     Cost of mold sales                             10,396          852                1,469                               12,717
                                                  -------------------------------------------------------------------------------
                                                    80,156       18,925               12,094              (818)           110,357
                                                  -------------------------------------------------------------------------------

Gross margin                                        21,870          231                  420                               22,521

Selling, general and administrative
  expenses                                          13,451          713                  964                               15,128
                                                  -------------------------------------------------------------------------------

Operating profit (loss)                              8,419         (482)                (544)                               7,393
Interest expense                                    (3,505)        (728)                (124)              376             (3,981)
Other income (expense), net                            255          348                   27              (376)               254
Equity in net loss of subsidiaries                    (617)                                                617
                                                  -------------------------------------------------------------------------------

Income (loss) from continuing operations
  before income taxes and minority interest          4,552         (862)                (641)              617              3,666

Provision for income taxes                           2,190         (579)                (221)                               1,390
                                                  -------------------------------------------------------------------------------
Income (loss) from continuing operations
   before minority interest                          2,362         (283)                (420)              617              2,276
Minority interest loss                                                                    86                                   86
                                                  -------------------------------------------------------------------------------

Net income (loss)                                   $2,362        ($283)               ($334)             $617           $  2,362
                                                  ===============================================================================


                             LDM TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR SIX MONTHS
                        ENDED MARCH 24, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                 LDM
                                             TECHNOLOGIES,       LDM        NONGUARANTOR    CONSOLIDATING
                                                INC.            CANADA      SUBSIDIARIES      ENTRIES          CONSOLIDATED
                                             -------------     --------     ------------    --------------     ------------
Revenues:
  Net product sales                             $67,513         $15,100        $10,595        ($1,227)          $ 91,981
  Net mold sales                                 10,298           2,503            307                            13,108
                                            ----------------------------------------------------------------------------------
                                                 77,811          17,603         10,902         (1,227)           105,089
Cost of Sales
  Cost of product sales                          53,405          14,043          9,940           (995)            76,393
  Cost of mold sales                              9,705           2,354            290           (334)            12,015
                                            ----------------------------------------------------------------------------------
                                                 63,110          16,397         10,230         (1,329)            88,408
                                            ----------------------------------------------------------------------------------
Gross Margin                                     14,701           1,206            672            102             16,681

Selling, general and administrative
  expenses                                       11,314           1,071          1,009                            13,394
                                            ----------------------------------------------------------------------------------

Operating profit (loss)                           3,387             135           (337)           102              3,287
Interest expense                                 (1,083)           (560)          (126)            (4)            (1,773)
Other income (expense), net                         200             121                           (98)               223
Equity in net income of subsidiaries                 79                                           (79)
                                            ----------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and minority interest       2,583            (304)          (463)           (79)             1,737

Provision for income taxes                        1,374             118           (152)                            1,340
                                            ----------------------------------------------------------------------------------
Income (loss) from continuing operations
  before minority interest                        1,209            (422)          (311)           (79)               397
Minority interest loss                                                              58                                58
                                            ----------------------------------------------------------------------------------
Income (loss) from continuing operations
  before extraordinary item                       1,209            (422)          (253)           (79)               455

Income from discontinued operations, net of
  income taxes and minority interest                 28                                                               28
                                            ----------------------------------------------------------------------------------
Income (loss) before extraordinary item           1,237            (422)          (253)           (79)               483
Extraordinary gain on debt refinancing,
  no income tax effect                                              754                                              754
                                            ----------------------------------------------------------------------------------
Net income (loss)                                $1,237            $332          $(253)          ($79)            $1,237
                                            ==================================================================================

                             LDM TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR SIX MONTHS ENDED MARCH 30,
                               1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          LDM
                                                     TECHNOLOGIES,       LDM       NONGUARANTOR    CONSOLIDATING
                                                          INC.         CANADA      SUBSIDIARIES        ENTRIES    CONSOLIDATED
                                                          ----         ------      ------------       -------     ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           ($196)          $785          ($1,566)            $            ($977)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment               (5,906)        (2,583)            (293)                        (8,782)
Proceeds from disposals of property, plant,
  and equipment                                                2                                                              2
Use of investments restricted to property,
  plant and equipment                                        658                                                            658
Purchase of Molmec net of $2,705 cash acquired           (52,609)                                                       (52,609)
                                                        -----------------------------------------------------------------------
           NET CASH USED FOR INVESTING ACTIVITIES        (57,855)        (2,583)            (293)                       (60,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt net of $5,399 debt
  issuance costs                                          89,172         15,429                                         104,601
Payments on long-term debt                               (12,165)        (9,647)                                        (21,812)
Net proceeds from line of credit borrowings              (15,500)        (3,634)              84                        (19,050)
                                                          ---------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES      61,507          2,148               84                         63,739

Net cash change                                            3,456            350           (1,775)                         2,031
Cash at beginning of period                                    9             17            2,096                          2,122
                                                          ---------------------------------------------------------------------
Cash at end of period                                     $3,465           $367             $321             $           $4,153
                                                          =====================================================================

                             LDM TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR SIX MONTHS ENDED MARCH 24,
                               1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                     LDM
                                                                 TECHNOLOGIES,   LDM     NONGUARANTOR  CONSOLIDATING
                                                                    INC.        CANADA   SUBSIDIARIES     ENTRIES    CONSOLIDATED
                                                                    ---         -------  ------------  ------------- ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  $1,988         $261       ($73)           $        $2,176

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                       (6,259)        (645)      (562)                    (7,466)

Proceeds from disposals of property, plant, and equipment
Use of investments restricted to property, plant and equipment     3,685                                              3,685
                                                                  ---------------------------------------------------------
             NET CASH USED FOR INVESTING ACTIVITIES               (2,574)        (645)      (562)                    (3,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt net of $208 of debt issuance costs    7,792        1,407                                 9,199
Payments on long-term debt                                        (2,643)                                            (2,643)
Net proceeds from line of credit borrowings                       (4,963)      (1,035)       640                     (5,358)
                                                                  ---------------------------------------------------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES               186          372        640                      1,198

Net cash change                                                     (400)         (12)         5                       (407)
Cash at beginning of period                                          811           55        272                      1,138
                                                                  ---------------------------------------------------------
Cash at end of period                                               $411          $43       $277            $          $731
                                                                  =========================================================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED MARCH 30, 1997 COMPARED TO QUARTER ENDED MARCH 24, 1996

NET SALES: Net sales for the three month period ended March 30, 1997 ("second quarter 1997") were $80.6 million, an increase of $28.7 million, or 55.2%, from the three month period ended March 24, 1996 ("second quarter 1996"). Second quarter 1997 net sales were comprised of $63.6 million of automotive product sales, $4.9 million of consumer and other product sales, and $12.1 million of mold sales. The strong sales growth was mainly attributable to increased automotive product sales related to the Company's January 22, 1997 acquisition of Molmec, Inc. and continued strength of production parts related to the Ford F-Series truck program and the General Motors Grand Prix program.

GROSS MARGIN: Gross margin was $14.6 million, or 18.1% of net sales, for second quarter 1997 compared to $8.5 million, or 16.3% of net sales, for second quarter 1996. The increase was primarily due to the Molmec acquisition and improved profitability of the Company's Canadian automotive operation.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 1997 were $8.9 million, or 11.0% of net sales, compared to $6.7 million, or 12.8% of net sales, for second quarter 1996. The reduction of SG&A as a percentage of net sales was the result of increased net sales discussed above.

INTEREST EXPENSE: Interest expense was $2.9 million for second quarter 1997 compared to $0.9 million for second quarter of 1996. The increased interest expense was primarily due to the incurrence of additional debt related to the Molmec acquisition.


INCOME TAXES:  The provision for income taxes for second quarter 1997 was $0.9 million with an effective tax rate of 33.5%, as compared to $0.7 million with an effective tax rate of 54.4% for second quarter 1996. The lower effective tax rate is due to utilization of Canadian tax benefits not available in the 1996 period and certain accruals in 1996 for settlement of prior year's income tax liabilities.

SIX MONTHS ENDED MARCH 30, 1997 COMPARED TO SIX MONTHS ENDED MARCH 24, 1996

NET SALES: Net sales for the six month period ended March 30, 1997 ("first half 1997") were $132.9 million, an increase of $27.8 million, or 26.4%, from the six month period ended March 24, 1996 ("first half 1996"). First half 1997 net sales were comprised of approximately $109.5 million of automotive product sales, $10.0 million of consumer and other product sales, and $13.4 million of mold sales. The strong sales growth was mainly attributable to increased automotive product sales related to the Company's January 22, 1997 acquisition of Molmec, Inc. and continued strength of the Company's existing products.

GROSS MARGIN: Gross margin was $22.5 million, or 16.9% of net sales, for first half 1997 compared to $16.7 million, or 15.9% of net sales, for first half 1996. The increase was primarily due to the Molmec acquisition and increased net sales discussed above.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 1997 were $15.1 million, or 11.4% of net sales, compared to $13.4 million, or 12.7% of net sales, for first half 1996. The reduction of SG&A as a percentage of net sales was the result of increased net sales discussed above.

INTEREST EXPENSE: Interest expense was $4.0 million for first half 1997 compared to $1.8 million for first half 1996. The increased interest expense was primarily due to the incurrence of additional debt related to the Molmec acquisition.


INCOME TAXES: The provision for income taxes for first half 1997 was $1.4 million with an effective tax rate of 37.9%, as compared to $1.3 million with an effective tax rate of 77.1% for first half 1996. The lower effective tax rate is due to utilization of Canadian tax benefits not available in 1996 and certain accruals in 1996 for settlement of prior year's income tax liabilities.


ACQUISITION OF MOLMEC: On January 22, 1997, the Company acquired substantially all the assets of Molmec for approximately $57.6 million in cash and the assumption of certain liabilities including $5.0 million of indebtedness and $11.6 million of current liabilities. Molmec is an industry leader in the design, manufacture and integration of fluid and air management components and under the hood assemblies. Molmec's net sales and net income for the year ended December 31, 1996 were $88.1 million and $7.7 million, respectively.

SENIOR SUBORDINATED NOTES AND NEW SENIOR CREDIT FACILITY: On January 22, 1997, the Company issued senior subordinated notes in the aggregate principal amount of $110.0 million bearing interest at 10.75% annually. The proceeds were primarily used to fund the purchase of Molmec and to retire certain of the Company's existing indebtedness. Also in January of 1997, the Company obtained a new senior credit facility which provides available borrowings of up to $45.0 million under revolving loans.

DOMESTIC BUSINESS ACQUISITION SUBSEQUENT TO MARCH 30, 1997:   On April 25,
1997, the Company consummated the acquisition of certain assets of a U.S. manufacturer of automotive air vents for approximately $6.5 million. Net sales for the entity were approximately $15.5 million for the twelve month period ended March 30, 1997 of which approximately $5.9 million were sales to the Company.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations , combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including, cash flow from operations and permitted additional indebtedness. As of March 30, 1997, the Company had $122.6 million of long term debt outstanding and $33.9 million of borrowing availability under its revolving credit facility.

Cash used by operating activities in the six month period ended March 30, 1997 was $1.0 million compared to $2.2 million of cash provided by operating activities in the six month period ended March 24, 1996. The reduction in cash provided by operating activities was the result of higher accounts receivable and inventory balances resulting from the addition of Molmec and increased levels of accrued mold costs related to programs to be launched in the next twelve months.

Capital expenditures for the six month period ended March 30, 1997 were $8.8 million compared to $7.5 million for the six month period ended March 24, 1996. Fiscal year 1997 capital expenditures include several injection molding machines, secondary equipment related to the F-Series Truck program and expenditures related to the Auburn Hills Design Center.

The Company believes its capital expenditures (exclusive of any potential acquisitions) will be approximately $9.0 million to $13.5 million in each of the fiscal years ended September 1997, 1998 and 1999. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. However, the Company believes that its existing borrowing ability and cash flow from operations will be sufficient to meet its liquidity requirements in the foreseeable future.

                          PART II - OTHER INFORMATION



ITEM 1.         Legal Proceedings.              Not applicable.

ITEM 2.         Changes in Securities.          Not applicable.

ITEM 3.         Defaults upon Senior            Not applicable.
                Securities.

ITEM 4.         Submission of Matters to a
                Vote of Security Holders.       Not applicable.

ITEM 5.         Other Information.              Not applicable.

ITEM 6.         Exhibits and Reports on
                Form 8-K                        (a) Exhibit 27-Financial Data Schedule
                                                (b) Not applicable


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned.

                                        LDM TECHNOLOGIES, INC.

                                        By: /s/ GARY E. BORUSHKO
                                           ---------------------------
                                              Gary E. Borushko
                                              Chief Financial Officer


                                            /s/ GARY E. BORUSHKO
                                            ---------------------------
                                                Gary E. Borushko
                                                Chief Financial Officer

                                           /s/ JOSEPH E. BLAKE
                                           ---------------------------
                                              Joseph E. Blake
                                              Director of Finance
                                              (chief accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

    27                                                  Financial Data Schedule