Form 10-Q
period 1997-06-29
LDM TECHNOLOGIES INC
filed 1997-08-13
CIK 1031417

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1997

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to the filing requirements for the past 90 days.

                  YES  X                  NO
                      ----
   Number of shares of common stock outstanding as of August 12, 1997:  600

                                Total pages:

                            Listing of exhibits:

                           LDM TECHNOLOGIES, INC.

                                    INDEX

                                                                        Page No.
                                                                        --------
        PART I          FINANCIAL INFORMATION
        Item 1          Financial Statments (unaudited)

        Condensed Consolidated Balance Sheets, June 29, 1997 and
                September 29, 1996                                             3
        Condensed Consolidated Statements of Income, Three months ended
                June 29, 1997 and June 23, 1996                                4

        Condensed Consolidated Statements of Income, Nine months ended
                June 29, 1997 and June 23, 1996                                5

        Condensed Consolidated Statements of Cash Flows, Nine months
                ended June 29, 1997 and June 23, 1996                          6

        Notes to Condensed Consolidated Financial Statements                   7


        Item 2          Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   18

        PART II         OTHER INFORMATION

        ITEM 1.         LEGAL PROCEEDINGS                                     22

        ITEM 2.         CHANGES IN SECURITIES                                 22

        ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                       22

        ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   22

        ITEM 5.         OTHER INFORMATION                                     22

                        SIGNATURE PAGE                                        23

        ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                      24
                        INDEX TO EXHIBITS
                        EXHIBIT 27 - FIANCIAL DATA SCHEDULE

                           LDM TECHNOLOGIES, INC.
                    Condensed Consolidated Balance Sheets
                           (dollars in thousands)

                                                                           JUNE 29,    SEPTEMBER 29,
                                                                             1997          1996
                                                                          (UNAUDITED)     (Note)
                                                                          -----------  -------------
                                           ASSETS
Current assets:
     Cash                                                                    $5,462         $2,122
     Accounts Receivable                                                     52,575         35,482
     Raw materials                                                            9,381          7,713
     Work in process                                                          1,649          1,368
     Finished goods                                                           5,131          2,752
     Mold costs                                                              13,891          7,129
     Deferred income taxes                                                      973            829
     Other current assets                                                     1,643            454
                                                                           --------       --------
          Total current assets                                               90,705         57,849
Cash and equivalents restricted as to use                                                      658
Net property, plant and equipment                                            82,686         58,956
Goodwill and other intangibles                                               42,954          1,298
                                                                           --------       --------
               Totals                                                      $216,345       $118,761
                                                                           ========       ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit and revolving loan in default                                         $20,935
     Lines of credit and revolving loans                                     $1,692
     Long-term debt in default                                                              27,422
     Accounts payable                                                        33,846         30,834
     Accrued liabilities                                                     11,022          7,394
     Accrued interest                                                         5,256            204
     Accrued compensation                                                     2,911          4,202
     Advance mold payments from customers                                    10,812          3,661
     Income taxes payable                                                     3,118          2,095
     Current maturities of long-term debt                                     1,188          1,320
                                                                           --------       --------
          Total current liabilities                                          69,845         98,067
Long-term debt due after one year                                           122,391          2,109
Deferred income taxes                                                           870            841
Minority interests                                                              343            422

Stockholders' Equity:
     Common Stock (par value $.10, issued  and
          outstanding 600 shares; authorized 100,000 shares)
     Additional paid-in capital                                                  94             94
     Retained earnings                                                       22,884         17,290
     Foreign currency translation adjustments                                   (82)           (62)
                                                                           --------       --------
          Total stockholders' equity                                         22,896         17,322
                                                                           --------       --------
               Totals                                                      $216,345       $118,761
                                                                           ========       ========

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

                             LDM TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                   (UNAUDITED)
                                                               --------------------
                                                                THREE MONTHS ENDED
                                                               --------------------
                                                               JUNE 29,    JUNE 23,
                                                                 1997       1996
                                                               --------    --------
Revenues:
     Net product sales                                         $77,821    $50,137
     Net mold sales                                              4,539      6,743
                                                               -------    -------
                                                                82,360     56,880
Cost of Sales
     Cost of product sales                                      59,502     41,337
     Cost of mold sales                                          4,209      5,753
                                                               -------    -------
                                                                63,711     47,090
                                                               -------    -------

Gross margin                                                    18,649      9,790

Selling, general and administrative expenses                    10,393      6,479
                                                               -------    -------

Operating profit                                                 8,256      3,311
Interest expense                                                (3,405)      (802)
Other income, net                                                  330        231
                                                               -------    -------

Income from continuing operations before income
     taxes and minority interest                                 5,181      2,740

Provision for income taxes                                       1,941      1,369
                                                               -------    -------
Income from continuing operations before minority
     interest                                                    3,240      1,371
Minority interest                                                   (7)        35
                                                               -------    -------

Income from continuing operations                                3,233      1,406

Loss from discontinued operations                                             (70)
                                                               -------    -------
Net Income                                                      $3,233     $1,336
                                                               =======    =======

                             See accompanying notes

                             LDM TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                              -------------------
                                                               NINE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 23,
                                                                1997      1996
                                                              --------   --------
Revenues:
     Net product sales                                        $197,337   $142,118
     Net mold sales                                             17,901     19,851
                                                              --------   --------
                                                               215,238    161,969
Cost of Sales
     Cost of product sales                                     157,142    117,730
     Cost of mold sales                                         16,926     17,768
                                                              --------   --------
                                                               174,068    135,498
                                                              --------   --------

Gross margin                                                    41,170     26,471

Selling, general and administrative expenses                    25,521     19,873
                                                              --------   --------

Operating profit                                                15,649      6,598
Interest expense                                                (7,386)    (2,575)
Other income, net                                                  584        454
                                                              --------   --------

Income from continuing operations before income
     taxes, minority interest, and extraordinary item            8,847      4,477

Provision for income taxes                                       3,331      2,709
                                                              --------   --------
Income from continuing operations before minority
     interest and extraordinary item                             5,516      1,768
Minority interest                                                   79         93
                                                              --------   --------
Income from continuing operations before
     extraordinary item                                          5,595      1,861

Loss from discontinued operations                                             (42)
                                                              --------   --------
Income before extraordinary item                                 5,595      1,819

Extraordinary gain on debt refinancing, no income tax effect                  754
                                                              --------   --------
Net income                                                      $5,595     $2,573
                                                              ========   ========

                             See accompanying notes

                             LDM TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                       FOR NINE MONTHS
                                                                    ENDED           ENDED
                                                                   JUNE 29,        JUNE 23,
                                                                     1997            1996
                                                                   --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           $9,234          $7,370

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                    (10,850)        (12,212)
     Proceeds from disposals of property, plant and equipment        1,536               5
     Use of investments restricted to property, plant and              658           5,563
     equipment Purchase of Molmec, net of $2,705 cash acquired     (53,198)
     Purchase of Kendallville                                       (6,878)
                                                                   -------         -------
                      NET CASH USED FOR INVESTING ACTIVITIES       (68,732)         (6,644)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt net of $5,911 and $349 debt
     issuance costs in 1997 and 1996, respectively                 104,089           9,058
     Payments on long-term debt                                    (22,039)         (3,240)
     Net repayments on line of credit borrowings                   (19,212)         (7,206)
                                                                   -------         -------
            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        62,838          (1,388)
                                                                   -------         -------

Net cash change                                                      3,340            (662)
Cash at beginning of period                                          2,122           1,138
                                                                   -------         -------
Cash at end of period                                               $5,462            $476
                                                                   =======         =======

                           LDM TECHNOLOGIES, INC.

            Notes to Condensed Consolidated Financial Statements


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three month periods ending June 29, 1997 and June 23, 1996 are not necessarily indicative of the results that may be expected for the year ending September 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual financial statements included in the Company's prospectus dated April 29, 1997.

2. IMPACT OF ACCOUNTING STANDARD ADOPTED IN THE FISCAL YEAR ENDING IN SEPTEMBER, 1997

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's former policy was to measure an impairment loss for assets held for use based upon expected undiscounted future cash flows. The Company adopted Statement 121 in the first quarter of the fiscal year ending September 28, 1997, and based on current circumstances, no impairment losses were required to be recognized.

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

                           LDM TECHNOLOGIES, INC.

            Notes to Condensed Consolidated Financial Statements



4. PURCHASE OF MOLMEC

On January 22, 1997, the Company purchased the business and certain net assets of Molmec, Inc. (a manufacturer of automotive under the hood plastics products) for approximately $55 million. The acquisition was financed by the issuance of debt as described in note 6. The acquisition was accounted for using the purchase method. Accordingly, the assets acquired and liabilities assumed were recorded at fair values and the excess of the purchase price over the net assets acquired was recorded as goodwill which will be amortized over 15 years using the straight-line method.

                           LDM TECHNOLOGIES, INC.

            Notes to Condensed Consolidated Financial Statements

5. ISSUANCE OF DEBT

On January 22, 1997, the Company issued, in a private placement (the "Initial Offering"), $110 million aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2007, Series A (the "Notes"). The net proceeds of the Initial Offering, which amounted to approximately $105 million, were used to repay debt in default amounting to $37.8 million, to repay a $3 million note payable to a former shareholder, to fund the acquisition described in note 5 and for general corporate purposes. In addition, the Company obtained a new senior credit facility which provides available borrowings of up to $45 million under revolving loans. The Company also obtained a replacement letter of credit with respect to its $8.8 million Multi-Option Adjustable Rate Notes.

On February 14, 1997 the Company filed a registration statement on Form S-4 to register $110 million aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2007, Series B (the "Exchange Notes"). The Exchange Notes have identical terms and conditions as the Notes, except for certain transfer restrictions relating to the Notes. The Company's registration statement was declared effective on April 29, 1997 by the Commission. As of May 28, 1997, the day the exchange offer expired, $109 million Exchange Notes were exchanged for the Notes. The Notes and the Exchange Notes are guaranteed by certain subsidiaries of the Company, namely LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Technologies Company, but will not be guaranteed by Como or LDM Technologies S. de R.L. Neither LDM Holdings, L.L.C. nor LDM Canada Limited Partnership have investments or activities other than their ownership interests in LDM Technologies Company. Supplemental financial information for the guarantor and nonguarantor subsidiaries is disclosed below.


6. PURCHASE OF AEROQUIP KENDALLVILLE, INDIANA FACILITY

On April 25, 1997, the Company acquired certain assets of a U.S. manufacturer of automotive instrumental panel air vents for a purchase price of approximately $6.9 million. Net sales for the entity were approximately $15.5 million for the twelve month period ended March 30, 1997 of which approximately $5.9 million were sales to the Company. The acquisition will allow the Company to vertically integrate and increase its instrument panel manufacturing capabilities. The acquisition was financed with operating cash and was accounted for using the purchase method. Accordingly, the assets acquired and liabilities assumed were recorded at fair values and the excess of the purchase price over the net assets acquired was recorded as goodwill which be amortized over 15 years using the straight-line method.

7. PRO FORMA UNAUDITED RESULTS OF OPERATIONS

The pro forma unaudited results of operations for the nine month period ended June 29, 1997 and June 23, 1996, assuming consummation of the Molmec and Kendallville purchases and issuance of debt described in notes 4, 5 and 6 as of September 25, 1995, are as follows:

                                        For nine months ended
                                June 29, 1997            June 23, 1996
                                -------------            -------------
                                        (dollars in thousands)
Net sales                         $246,756                  $238,019
Net income                        $  6,697                  $    841



8. SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility and the standby letter of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company and certain other subsidiaries, as described in note 5. Distributions by the guarantor subsidiaries to the Company are restricted so long as the Notes and Exchange Notes are outstanding. Non-guarantor subsidiaries are Como, a 75% owned subsidiary and LDM Technologies de Mexico, a 99% owned subsidiary.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada and nonguarantor subsidiaries is presented below.

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Balance Sheet as of June 29, 1997 (Unaudited)
                             (Dollars in Thousands)

                                                   LDM
                                               Technologies,     LDM       Nonguarantor  Consolidating
                                                   Inc.         Canada     Subsidiaries    Entries    Consolidated
                                                   ----         ------     ------------    -------    ------------
                                  ASSETS
Current assets:
     Cash                                            $  1,827   $ 3,282       $   353     $           $  5,462
     Trade accounts receivable                         46,643     5,818         2,520      (2,406)      52,575
     Raw materials                                      6,444     1,512         1,425                    9,381
     Work in process                                    1,278       189           182                    1,649
     Finished goods                                     3,957       750           424                    5,131
     Mold costs                                         5,580     2,023         6,288                   13,891
     Deferred income taxes                                768                     205                      973
     Other current assets                                 937       194           512                    1,643
                                                     ---------------------------------------------------------
          Total current assets                         67,434    13,768        11,909     (2,406)       90,705
Cash & equivalents restricted to property, plant
      and equipment
Property, plant, and equipment less
      accumulated depreciation                         64,283    16,098         2,305                   82,686
Notes receivable due from affiliates                   20,684                            (20,684)
Investment in subsidiaries                                337                               (337)
Other assets                                           42,769        56           129                   42,954
                                                     ---------------------------------------------------------
               Totals                                $195,507   $29,922       $14,343   ($23,427)     $216,345
                                                     =========================================================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit and revolving loan              $          $             $ 1,692    $            $  1,692
     Accounts payable                                  27,963     5,917         2,713     (2,747)       33,846
     Accrued liabilities                                8,304     2,474           244                   11,022
     Accrued interest                                   5,256                                            5,256
     Accrued payroll and  withholding taxes             1,855       584           472                    2,911
     Advance mold payments from customers                 990     2,567         7,418       (163)       10,812
     Income taxes payable                               3,376                    (258)                   3,118
     Current portion of long-term debt                    850                     338                    1,188
                                                     ---------------------------------------------------------
          Total current liabilities                    48,594    11,542        12,619     (2,910)       69,845
Long-term debt - net of current portion               122,298         5            88                  122,391
Deferred income taxes                                     555                     315                      870
Notes payable due to affilitates                                 15,412           262    (15,674)
Minority interest in subsidiaries                                                            343           343

Stockholders' Equity
     Common Stock (par value $.10, issued  and
          outstanding 600 shares; authorized 100,000
     shares)                                                      5,850             1     (5,851)
     Additional paid-in capital                            94                     133       (133)           94
     Retained earnings                                 24,028    (2,805)          925        736        22,884
     Foreign currency translation adjustment              (62)      (82)                      62           (82)
                                                     ---------------------------------------------------------
          Total stockholders' equity                   24,060     2,963         1,059     (5,186)       22,896
                                                     ---------------------------------------------------------
               Totals                                $195,507   $29,922       $14,343   ($23,427)     $216,345
                                                     =========================================================

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 29, 1996 (Unaudited)
                             (Dollars in Thousands)

                                                             LDM
                                                          Technologies,       LDM        Nonguarantor     Consolidating
                                                              Inc.           Canada       Subsidiaries      Entries     Consolidated
                                                              ----           ------       ------------      -------     ------------
                                   ASSETS
Current assets:
     Cash                                                            $9            $17      $ 2,096          $             $  2,122
     Trade accounts receivable                                   24,257          9,405        3,132           (1,312)        35,482
     Raw materials                                                4,274          2,250        1,189                           7,713
     Work in process                                                950            279          139                           1,368
     Finished goods                                               1,833            488          431                           2,752
     Mold costs                                                   5,503            399        1,227                           7,129
     Deferred income taxes                                          624                         205                             829
     Other current assets                                           165            218           71                             454
                                                               --------------------------------------------------------------------
          Total current assets                                   37,615         13,056        8,490           (1,312)        57,849
Cash & equivalents restricted to property, plant and equipment      658                                                         658
Property, plant, and equipment less
      accumulated depreciation                                   40,441         16,040        2,475                          58,956
Notes receivable due from affiliates                              3,909                                       (3,909)
Investment in subsidiaries                                          514                                         (514)
Other assets                                                        548            165          585                           1,298
                                                               --------------------------------------------------------------------
               Totals                                           $83,685      $  29,261      $11,550          ($5,735)      $118,761
                                                               ====================================================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit and revolving loan in default              $15,500      $ 3,634        $ 1,801         $              $ 20,935
     Long-term debt in default                                   17,781        9,641                                         27,422
     Accounts payable                                            18,152       11,896          2,091           (1,305)        30,834
     Accrued liabilities                                          4,401          845          2,148                           7,394
     Accrued interest                                               204                                                         204
     Accrued payroll and  withholding taxes                       4,202                                                       4,202
     Advance mold payments from customers                                         45          3,616                           3,661
     Income taxes payable                                         2,087            8                                          2,095
     Current portion of long-term debt                            1,168            4            148                           1,320
                                                               --------------------------------------------------------------------
          Total current liabilities                              63,495       26,073          9,804           (1,305)        98,067
Long-term debt - net of current portion                           1,920            2            187                           2,109
Deferred income taxes                                               526                         315                             841
Notes payable due to affilitates                                               3,909                          (3,909)
Minority interest in subsidiaries                                   422                                                         422

Stockholders' Equity
     Common Stock (par value $.10, issued  and
          outstanding 600 shares; authorized 100,000 shares)                   1,350              1           (1,351)
     Additional paid-in capital                                      94                         133             (133)            94
     Retained earnings                                           17,290       (2,011)         1,110              901         17,290
     Foreign currency translation adjustment                        (62)         (62)                             62            (62)
                                                               --------------------------------------------------------------------
          Total stockholders' equity                             17,322         (723)         1,244             (521)        17,322
                                                               --------------------------------------------------------------------
               Totals                                           $83,685      $29,261        $11,550          ($5,735)      $118,761
                                                               ====================================================================

                             LDM TECHNOLOGIES, INC.
Condensed Consolidating Statement of Operations for Three Months Ended June 29,
                               1997 (Unaudited)
                             (Dollars in Thousands)

                                                    LDM
                                                Technologies,       LDM         Nonguarantor        Consolidating
                                                    Inc.          Canada        Subsidiaries          Entries           Consolidated
                                                    ----          ------        ------------          -------           ------------
Revenues:
     Net product sales                                 $63,467        $10,203            $4,469              ($318)       $77,821
     Net mold sales                                      2,868            212             1,459                             4,539
                                                       --------------------------------------------------------------------------
                                                        66,335         10,415             5,928               (318)        82,360
Cost of Sales
     Cost of product sales                              46,274          9,325             4,221               (318)        59,502
     Cost of mold sales                                  2,834            124             1,251                             4,209
                                                       --------------------------------------------------------------------------
                                                        49,108          9,449             5,472               (318)        63,711
                                                       --------------------------------------------------------------------------

Gross margin                                            17,227            966               456                            18,649

Selling, general and administrative expenses             9,517            489               387                            10,393
                                                       --------------------------------------------------------------------------

Operating profit                                         7,710            477                69                             8,256
Interest expense                                        (3,331)          (438)              (65)               429         (3,405)
Other income, net                                          726             29                 4               (429)           330
Equity in net income of subsidiaries                        58                                                 (58)
                                                       --------------------------------------------------------------------------

Income from continuing operations before income
     taxes and minority interest                         5,163             68                 8                (58)         5,181

Provision for income taxes                               1,923                               18                             1,941
                                                       --------------------------------------------------------------------------
Income (loss) from continuing operations before
     minority interest                                   3,240             68               (10)               (58)         3,240
Minority interest loss                                      (7)                                                                (7)
                                                       --------------------------------------------------------------------------

Net income (loss)                                      $ 3,233            $68              ($10)              ($58)        $3,233
                                                       ==========================================================================

                             LDM TECHNOLOGIES, INC.
Condensed Consolidating Statement of Operations for Three Months Ended June 23,
                               1996 (Unaudited)
                             (Dollars in Thousands)

                                                        LDM
                                                   Technologies,        LDM          Nonguarantor        Consolidating
                                                       Inc.           Canada         Subsidiaries           Entries     Consolidated
                                                       ----           ------         ------------           -------     ------------
Revenues:
     Net product sales                                   $38,892         $6,369              $4,876           $            $50,137
     Net mold sales                                        4,582          2,033                 128                          6,743
                                                         -------------------------------------------------------------------------
                                                          43,474          8,402               5,004                         56,880
Cost of Sales
     Cost of product sales                                29,400          7,313               4,624                         41,337
     Cost of mold sales                                    4,119          1,520                 114                          5,753
                                                         -------------------------------------------------------------------------
                                                          33,519          8,833               4,738                         47,090
                                                         -------------------------------------------------------------------------

Gross margin                                               9,955           (431)                266                          9,790

Selling, general and administrative expenses               5,557            459                 463                          6,479
                                                         -------------------------------------------------------------------------

Operating profit (loss)                                    4,398           (890)               (197)                         3,311
Interest expense                                            (465)          (278)                (59)                          (802)
Other income, net                                            191             31                   9                            231
Equity in net loss of subsidiaries                          (915)                                               915
                                                         -------------------------------------------------------------------------

Income (loss) from continuing operations before income
     taxes and minority interest                           3,209         (1,137)               (247)            915          2,740

Provision for income taxes                                 1,838           (399)                (70)                         1,369
                                                         -------------------------------------------------------------------------
Income (loss) from continuing operations before
     minority interest                                     1,371           (738)               (177)            915          1,371
Minority interest loss                                        35                                                                35
                                                         -------------------------------------------------------------------------

Income (loss) from continuing operations before
     extraordinary item                                    1,406           (738)               (177)            915          1,406

Income from discontinued operations, net of income
     taxes and minority interest                             (70)                                                              (70)
                                                         -------------------------------------------------------------------------
Net income (loss)                                        $ 1,336          ($738)              ($177)           $915         $1,336
                                                         =========================================================================

                             LDM TECHNOLOGIES, INC.
 Condensed Consolidating Statement of Operations for Nine Months Ended June 29,
                               1997 (Unaudited)
                             (Dollars in Thousands)

                                                      LDM
                                                  Technologies,      LDM         Nonguarantor        Consolidating
                                                      Inc.          Canada        Subsidiaries           Entries        Consolidated
                                                      ----          ------        ------------           -------        ------------
Revenues:
     Net product sales                                   $154,769        $28,445           $15,259            ($1,136)     $197,337
     Net mold sales                                        13,592          1,126             3,183                           17,901
                                                         --------------------------------------------------------------------------
                                                          168,361         29,571            18,442             (1,136)      215,238
Cost of Sales
     Cost of product sales                                116,034         27,398            14,846             (1,136)      157,142
     Cost of mold sales                                    13,230            976             2,720                           16,926
                                                         --------------------------------------------------------------------------
                                                          129,264         28,374            17,566             (1,136)      174,068
                                                         --------------------------------------------------------------------------

Gross margin                                               39,097          1,197               876                           41,170

Selling, general and administrative expenses               22,968          1,202             1,351                           25,521
                                                         --------------------------------------------------------------------------

Operating profit (loss)                                    16,129             (5)             (475)                          15,649
Interest expense                                           (6,836)        (1,166)             (189)               805        (7,386)
Other income, net                                             981            377                31               (805)          584
Equity in net loss of subsidiaries                           (559)                                                559
                                                         --------------------------------------------------------------------------

Income (loss) from continuing operations before income
     taxes and minority interest                            9,715           (794)             (633)               559         8,847

Provision for income taxes                                  4,113           (579)             (203)                           3,331
                                                         --------------------------------------------------------------------------
Income (loss) from continuing operations before
     minority interest                                      5,602           (215)             (430)               559         5,516
Minority interest loss                                         (7)                              86                               79
                                                         --------------------------------------------------------------------------

Net income (loss)                                          $5,595          ($215)            ($344)              $559        $5,595
                                                         ==========================================================================

                             LDM TECHNOLOGIES, INC.
 Condensed Consolidating Statement of Operations for Nine Months Ended June 23,
                               1996 (Unaudited)
                             (Dollars in Thousands)

                                                              LDM
                                                          Technologies,      LDM         Nonguarantor      Consolidating
                                                             Inc.           Canada        Subsidiaries       Entries    Consolidated
                                                             ----           ------        -----------        -------    ------------
Revenues:
     Net product sales                                         $106,405        $21,469         $15,471         ($1,227)    $142,118
     Net mold sales                                              14,880          4,536             435                       19,851
                                                               --------------------------------------------------------------------
                                                                121,285         26,005          15,906          (1,227)     161,969
Cost of Sales
     Cost of product sales                                       82,805         21,356          14,564            (995)     117,730
     Cost of mold sales                                          13,824          3,874             404            (334)      17,768
                                                               --------------------------------------------------------------------
                                                                 96,629         25,230          14,968          (1,329)     135,498
                                                               --------------------------------------------------------------------

Gross margin                                                     24,656            775             938             102       26,471

Selling, general and administrative expenses                     16,871          1,530           1,472                       19,873
                                                               --------------------------------------------------------------------

Operating profit (loss)                                           7,785           (755)           (534)            102        6,598
Interest expense                                                 (1,548)          (838)           (185)             (4)      (2,575)
Other income (expense), net                                         391            152               9             (98)         454
Equity in net income of subsidiaries                               (836)                                           836
                                                               --------------------------------------------------------------------

Income (loss) from continuing operations before income
     taxes and minority interest                                  5,792         (1,441)           (710)            836        4,477

Provision for income taxes                                        3,212           (281)           (222)                       2,709
                                                               --------------------------------------------------------------------
Income (loss) from continuing operations before
     minority interest                                            2,580         (1,160)           (488)            836        1,768
Minority interest loss                                               35                             58                           93
                                                               --------------------------------------------------------------------

Income (loss) from continuing operations before
     extraordinary item                                           2,615         (1,160)           (430)            836        1,861

Income from discontinued operations, net of income
     taxes and minority interest                                    (42)                                                        (42)
                                                               --------------------------------------------------------------------

Income (loss) before extraordinary item                           2,573         (1,160)           (430)            836        1,819
Extraordinary gain on debt refinancing, no income tax effect                       754                                          754
                                                               --------------------------------------------------------------------
Net income (loss)                                              $  2,573          ($406)          ($430)           $836       $2,573
                                                               ====================================================================

                             LDM TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR NINE MONTHS ENDED JUNE 29,
                               1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                          LDM
                                                                      TECHNOLOGIES   LDM    NONGUARANTOR
                                                                          INC.      CANADA  SUBSIDIARIES   CONSOLIDATED
                                                                      ------------  ------  ------------   ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         $7,956     $2,649      ($1,371)    $9,234

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                              (9,020)    (1,537)        (293)   (10,850)
Proceeds from disposals of property, plant, and equipment                 1,536                              1,536
Use of investments restricted to property, plant and equipment              658                                658
Purchase of Molmec net of $2,705 cash acquired                          (53,198)                           (53,198)
Purchase of Kendallville                                                 (6,878)                            (6,878)
                                                                       -------------------------------------------
                         NET CASH USED FOR INVESTING ACTIVITIES         (66,902)    (1,537)        (293)   (68,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt net of $5,911 debt issuance costs           88,660     15,429                 104,089
Payments on long-term debt                                              (12,397)    (9,642)                (22,039)
Net proceeds from line of credit borrowings                             (15,500)    (3,634)         (78)   (19,212)
                                                                       -------------------------------------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES          60,763      2,153          (78)    62,838
                                                                       -------------------------------------------

Net cash change                                                           1,817      3,265       (1,742)     3,340
Cash at beginning of period                                                   9         17        2,096      2,122
                                                                       -------------------------------------------
Cash at end of period                                                    $1,826     $3,282         $354     $5,462
                                                                       ===========================================

                             LDM TECHNOLOGIES, INC.
 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR NINE MONTHS ENDED JUNE 23,
                               1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         LDM
                                                                     TECHNOLOGIES,   LDM    NONGUARANTOR
                                                                         INC.       CANADA  SUBSIDIARIES   CONSOLIDATED
                                                                     -------------  ------  ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $6,812        $298       $260        $7,370

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment                            (10,392)     (1,231)      (589)      (12,212)
Proceeds from disposals of property, plant, and equipment                    5                                    5
Use of investments restricted to property, plant and equipment           5,563                                5,563
                                                                       --------------------------------------------
                        NET CASH USED FOR INVESTING ACTIVITIES          (4,824)     (1,231)      (589)      (6,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt net of $349 of debt issuance costs          7,651       1,407                    9,058
Payments on long-term debt                                              (3,240)                              (3,240)
Net proceeds from line of credit borrowings                             (7,001)       (546)       341        (7,206)
                                                                       --------------------------------------------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES          (2,590)        861        341       (1,388)
                                                                       --------------------------------------------

Net cash change                                                           (602)        (72)        12         (662)
Cash at beginning of period                                                811          55        272         1,138
                                                                       --------------------------------------------
Cash at end of period                                                     $209        ($17)      $284          $476
                                                                       ============================================

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANCIAL CONDITION AND RESULTS OF
                                 OPERATIONS

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED JUNE 29, 1997 COMPARED TO QUARTER ENDED JUNE 23, 1996

NET SALES: Net sales for the three month period ended June 29, 1997 ("third quarter 1997") were $82.4 million, an increase of $25.5 million, or 44.8%, from the three month period ended June 23, 1996 ("third quarter 1996"). Third quarter 1997 net sales were comprised of $73.4 million of automotive product sales, $4.5 million of consumer and other product sales, and $4.5 million of mold sales. The strong sales growth was mainly attributable to increased automotive product sales related to the Company's January 22, 1997 acquisition of Molmec, Inc. and continued strength of the Company's existing production parts programs.

GROSS MARGIN: Gross margin was $18.7 million, or 22.6% of net sales, for the third quarter 1997 compared to $9.8 million, or 17.2% of net sales, for third quarter 1996. The increase was primarily due to the Molmec acquisition and improved profitability of the Company's Canadian automotive operation.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for the third quarter 1997 were $10.4 million, or 12.6% of net sales, compared to $6.5 million, or 11.4% of net sales, for the third quarter 1996.

INTEREST EXPENSE: Interest expense was $3.4 million for the third quarter 1997 compared to $0.8 million for the third quarter 1996. The increased interest expense was primarily due to the incurrence of additional debt related to the Molmec acquisition.


INCOME TAXES: The provision for income taxes for the third quarter 1997 was $1.9 million with an effective tax rate of 37.5%, as compared to $1.4 million with an effective tax rate of 49.96% for the third quarter 1996. The lower effective tax rate is due to the Company's utilization of Canadian tax benefits not available in the 1996 period and that the Company made payments in 1996 to settle prior year's income tax liabilities.

NINE MONTHS ENDED JUNE 29, 1997 COMPARED TO NINE MONTHS ENDED JUNE 23, 1996

NET SALES: Net sales for the nine month period ended June 29, 1997 ("year to date June 1997") were $215.2 million, an increase of $53.3 million, or 32.9%, from the nine month period ended June 23, 1996 ("year to date June 1996"). Year to date June 1997 net sales were comprised of approximately $182.0 million of automotive product sales, $15.3 million of consumer and other product sales, and $17.9 million of mold sales. The strong sales growth was mainly attributable to increased automotive product sales related to the Company's January 22, 1997 acquisition of Molmec, Inc. and continued strength of the Company's existing products.

GROSS MARGIN: Gross margin was $41.2 million, or 19.1% of net sales, for the nine months ended June 29, 1997 compared to $26.5 million, or 16.3% of net sales, for the nine months ended June 23, 1996. The increase was primarily due to the Molmec acquisition and improved profitability of the Company's existing automotive operations.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for the nine months ended June 29, 1997 were $25.5 million, or 11.9% of net sales, compared to $19.9 million, or 12.3% of net sales, for the nine months ended June 23, 1996. The reduction of SG&A as a percentage of net sales was mainly the result of increased net sales mentioned herein.

INTEREST EXPENSE: Interest expense was $7.4 million for the nine months ended June 29, 1997 compared to $2.6 million for the nine months ended June 23, 1996. The increased interest expense was primarily due to the incurrence of additional debt related to the Molmec acquisition.


INCOME TAXES: The provision for income taxes for the nine month period ended June 29, 1997 was $3.3 million with an effective tax rate of 37.7%, as compared to $2.7 million with an effective tax rate of 60.5% for the nine months ended June 23, 1996. The lower effective tax rate is due to the Company's utilization of Canadian tax benefits not available in the 1996 period and that the Company made payments in 1996 to settle prior year's income tax liabilities.

ACQUISITION OF MOLMEC: On January 22, 1997, LDM acquired substantially all the net assets of Molmec for approximately $55.0 million in cash. Molmec is an industry leader in the design, manufacture and integration of fluid and air management components and under the hood assemblies. Molmec's net sales for the year ended December 31, 1996 were $88.1 million.

SENIOR SUBORDINATED NOTES AND NEW SENIOR CREDIT FACILITY: In January of 1997, LDM issued senior subordinated notes in the aggregate principal amount of $110.0 million bearing interest at 10.75% annually. The proceeds were primarily used to fund the purchase of Molmec and to retire certain of LDM's existing indebtedness. Also in January of 1997, LDM obtained a new senior credit facility which provides available borrowings of up to $45.0 million under revolving loans.

PURCHASE OF AEROQUIP KENDALLVILLE, INDIANA FACILITY:   On April 25,
1997, the Company consummated the acquisition of certain assets of a U.S. manufacturer of automotive air vents for approximately $6.9 million. The acquired assets include certain elements of the seller's real property, machinery, equipment and inventory. The company funded the acquisition with cash and available funds under its senior credit facility. Net sales for the entity were approximately $15.5 million for the twelve month period ended March 30, 1997 of which approximately $5.9 million were sales to LDM.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including, cash flow from operations and permitted additional indebtedness. As of June 29, 1997 the Company had $123.6 million of long term debt outstanding and $28.4 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in the nine month period ended June 29, 1997 was $9.2 million compared to $7.4 million of cash provided by operating activities in the nine month period ended June 23, 1996. The increase in cash provided by operating activities was primarily the result of higher operating profits discussed elsewhere in this document.

Capital expenditures for the nine month period ended June 29, 1997 were $10.9 million compared to $12.2 million for the nine months ended June 23, 1996. Fiscal 1997 capital expenditures include several injection molding machines, secondary equipment related to the F-Series Truck program and expenditures related to the Auburn Hills Design Center. On May 13, 1997 the Company sold the Molmec Headquarters facility located in Walled Lake, Michigan. The net proceeds from the sale of this facility were $1.5 million.

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

        PART II         OTHER INFORMATION

        ITEM 1.         LEGAL PROCEEDINGS                      NOT APPLICABLE

        ITEM 2.         CHANGES IN SECURITIES                  NOT APPLICABLE

        ITEM 3.         DEFAULTS UPON SENIOR                   NOT APPLICABLE
                        SECURITIES

        ITEM 4.         SUBMISSION OF MATTERS TO A             NOT APPLICABLE
                        VOTE OF SECURITY HOLDERS

        ITEM 5.         OTHER INFORMATION                      NOT APPLICABLE


        ITEM 6.         EXHIBITS AND REPORTS ON
                        FORM 8-K                               (a) EXHIBIT 27 - FINANCIAL DATA SCHEDULE
                                                               (b) NOT APPLICABLE

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned.


                                        LDM TECHNOLOGIES, INC.

                                        By: /s/ GARY E. BORUSHKO
                                            ------------------------------
                                             Gary E. Borushko
                                             Chief Financial Officer


                                            /s/ GARY E. BORUSHKO
                                            ------------------------------
                                                Gary E. Borushko
                                                Chief Financial Officer

Date: August 13, 1997                       /s/ JOSEPH E. BLAKE
                                            ------------------------------
                                                Joseph E. Blake
                                                Director of Finance
                                                (chief accounting officer)

                               INDEX TO EXHIBITS




EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------

    27                                           Financial Data Schedule