Form 10-K405
period 1997-09-28
LDM TECHNOLOGIES INC
filed 1997-12-11
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K
(Mark One)
[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended September 28, 1997

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to
                                                    -------   -------
                        COMMISSION FILE NUMBER 333-21819

                                --------------

                             LDM TECHNOLOGIES, INC.
            (Exact Name of Registrant as Specified in its Character)

                MICHIGAN                                  38-2690171
     (STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


           2500 EXECUTIVE HILLS DRIVE, AUBURN HILLS, MICHIGAN 48326
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (248) 858-2800
         Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
        -------------------                       -------------------
                None                                      None


          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes [X]         No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                        Yes [X]         No [ ]

         As of December 1, 1997, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                                     PART I


Item 1.      Business

GENERAL

         LDM Technologies, Inc. (the "Company" or "LDM") is a leading Tier 1 designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under the hood components supplied primarily to North American automotive original equipment manufacturers (OEMs). Suppliers that sell directly to OEMs are referred to herein as "Tier 1" suppliers. The Company is a full service supplier with advanced computer design and engineering capabilities that have enabled it to penetrate OEM new product programs during the concept stage of the product life cycle and promote long-term customer relationships. The Company recently constructed its Auburn Hills Design Center to enhance its conceptual design and development capabilities.

         The Company, a privately held Michigan corporation, was incorporated in 1985 to pursue acquisitions in the automotive industry. In 1986, the Company began to focus on the market for highly engineered plastic components when it acquired Arrow Molded Plastics, Inc. In 1993, the Company strengthened its presence in this market with the acquisition of Knapp Plastics Ltd., a manufacturer of exterior trim components and in 1994, purchased selected assets of Windsor Plastic Products Ltd., a manufacturer of instrument panel components. In fiscal year 1997 the Company completed its acquisition of substantially all the assets of Molmec, Inc., a manufacturer of under the hood products (the "Molmec Acquisition"). The Company also completed its acquisition of Aeroquip's Kendallville, Indiana facility in fiscal year 1997 (the "Kendallville Acquisition"). Through a combination of these acquisitions and internal growth, the Company's net sales and EBITDA have increased from approximately $110.3 million and $8.2 million, respectively, in fiscal year 1993 to approximately $324.5 million and $34.2 million, respectively, on a pro forma basis in fiscal year 1997, which represents a compound annual growth rate of 31% and 43%, respectively.

INDUSTRY OVERVIEW

         The North American automotive industry is currently experiencing a number of trends which are significant to the Company's business.

                Increasing Utilization of Plastic. In recent years, OEMs have focused their efforts on developing and employing lower cost and lighter materials, such as plastic, in the design of components. Plastic provides OEMs with a number of design advantages over metal including increased design flexibility and aesthetic appeal, resistance to corrosion and improved fuel-efficiency performance due to lighter weight materials. Substituting plastic for metal can also reduce manufacturing costs by eliminating machining costs, reducing painting costs, facilitating assembly, minimizing tooling costs and consolidating the number of parts used in a vehicle. The Company believes that while the majority of the opportunities for converting metal into plastic have already occurred in exterior and interior trim applications, there are significant growth opportunities in the use of plastic in under-the-hood components. Suppliers of under-the-hood components, such as the Company, are increasingly being asked to develop complex under-the-hood systems, including plastic transmission covers that consolidate engine mounts and drive shaft seals and battery trays that integrate fluid reservoirs.

                Expansion of OEM Supplier Responsibilities. Since the 1980s, OEMs such as Ford, General Motors and Chrysler have been actively reducing their supplier base to include only those suppliers which accept significant responsibility for product management and meet increasingly strict standards for product quality, on time delivery and manufacturing costs. These suppliers are expected to control many aspects of the production of system components, including design, development, component sourcing, manufacturing, quality assurance, testing and delivery to the customer's assembly plant.

                Globalization of the OEM Supplier Base. Several OEMs have announced certain models designed for the world automobile market ("World Car"). This departure from the historical practice of designing separate models for each regional market will generally require suppliers to establish international design and manufacturing capabilities through internal development, joint ventures or acquisitions. As a result, certain domestic and European OEMs have encouraged their existing suppliers to establish foreign production support for World Car programs.

                Market-based Pricing. In an effort to reduce costs and to ensure the affordability and competitiveness of their products, OEMs are sourcing automotive components using a market-based pricing approach. In using such a market-based approach, OEMs establish a target price, or the price the market is willing to pay for a vehicle, and systematically divide this price into system and component target prices. In addition, under market-based pricing, the OEMs often require annual price reductions for the vehicle's systems and components. As a result, the market-based approach to pricing has generally required automotive suppliers to focus on continually reducing product costs while improving quality standards.


AUTOMOTIVE PRODUCTS

        The Company designs and manufactures highly-engineered plastic instrument panel and interior trim components, exterior trim components and under-the-hood components. In recent years, the Company has significantly expanded its design and engineering capabilities which provide the Company with a competitive advantage in obtaining new business. The Company's three automotive lines of business are as follows:

                Instrument Panel Components and Interior Trim Components. The Company focuses on the production of complex products such as instrument panel subassemblies which require the integration of multiple components. Instrument panel components manufactured by the Company include cluster finish panels, center trim panels, air vents, coin and cup holders, ashtrays, gloveboxes, telephone holders and consoles. Certain products in this line of business demand functional aesthetics appeal and typically require the Company to provide innovative and design intensive solutions for application requirements stipulated by OEMS. Historically, the Company's largest customer for its instrument panel components has been Ford.

                Exterior Trim Components. Exterior trim systems manufactured by the Company include front and rear bumper fascias, end caps, body side claddings and moldings, rocker panels and grills. The Company's broad range of exterior trim class A painting capabilities provides it with a competitive advantage in supplying exterior trim to domestic and foreign OEMs. The Company is able to provide both high-bake high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. Historically, LDM's largest customer for its exterior trim components has been General Motors.

                Under-the-Hood Components. The Company is a designer and manufacturer of fluid and air management components for under-the-hood applications such as cowl vent assemblies, fluid reservoirs including degas bottles, battery trays and covers, air deflectors and sight shields. The Company believes that it supplies the majority of Ford's cowl vent assemblies for North American car and truck platforms. OEMs are increasingly substituting plastic for metal in under-the-hood components and systems in an effort to reduce cost, noise and weight, to enhance design flexibility, to improve airflow and to increase aesthetic appeal. Historically, the largest customer for its under-the-hood components has been Ford.

 CONSUMER PRODUCTS

         G.L. Industries of Indiana, Inc. (d/b/a Como Products ("Como"), a manufacturer of consumer and office products, was acquired by the Company in 1993. Como is a manufacturer of plastic injection molded products for the electronics, computer, television, office furniture, appliance, transportation and business machine markets. Como's extensive finishing capabilities include painting, EMI/RFI shielding, hot stamping, induction bonding, pad printing and machining of molded parts. With injection molding machines ranging from 230 tons to 3,000 tons, Como has the ability to produce a broad range of molded parts, including injection molded, structural foam and counter pressure structural foam parts. Como sales represented approximately 7.3% of the Company's fiscal year 1997 net product sales. See Note 8, "Segment Data from Continuing Operations" of the Notes to the Company's Consolidated Financial Statements.

CUSTOMERS

         The Company's principal customers are Ford, General Motors, Volkswagen and Chrysler for which it supplies components and subassemblies for a variety of light duty trucks, minivans and passenger cars. While the Company's products are generally used on a diverse group of over 40 models, the Company's sales and marketing efforts have been directed towards those sectors of the automotive market which have experienced strong consumer demand and growth in sales. The Company supplies components and subassemblies for a variety of light duty trucks, sports utility vehicles, minivans and passenger cars including: Ford's F-Series truck, Expedition and Explorer sport utility vehicles, Windstar minivan, and Contour/Mystique and Taurus/Sable passenger cars; General Motors' Sonoma Blazer and Jimmy sport utility vehicles, and Grand Prix/Cutlass, Cadillac Deville and Seville passenger cars; Volkswagen's Golf/Jetta passenger car and Chrysler's Dakota light truck, Caravan/Voyager minivan, and Neon passenger car.

         The approximate percentage of net production sales to the principal customers for the Company for the twelve-month period ended September 28, 1997 are show below:

                                                            Year Ended
                                                         September 28, 1997
                                                         ------------------
Ford  . . . . . . . . . . . . . . . . . . . . . .              43.6%
General Motors  . . . . . . . . . . . . . . . . .              33.8%
Volkswagen  . . . . . . . . . . . . . . . . . . .               6.0%
Chrysler  . . . . . . . . . . . . . . . . . . . .               2.4%
Other Automotive  . . . . . . . . . . . . . . . .               6.8%
Other Non-Automotive  . . . . . . . . . . . . . .               7.4%
                                                              ------
         Total  . . . . . . . . . . . . . . . . .             100.0%
                                                              ======

         The Company's customers typically award purchase orders on a limited source basis that normally cover components to be supplied for a particular car model. Such purchase orders generally provide for supplying the customer's requirements for a model year, although, in practice, such purchase orders are typically renewed until the component is redesigned or eliminated in a model change.

         Products under development are assigned a selling price which is reevaluated from time to time during the product development cycle. Prior to production, the Company and the customer generally agree on a final price, which, in some instances, may be subject to negotiated price reductions or increases over the term of the project. Consequently, the Company's ability to improve operating performance is generally dependent primarily on its ability to reduce costs and operate more efficiently.

         The Company has been chosen as a supplier for a variety of light trucks (including pick-up trucks, minivans, full size vans and sport utility vehicles) and passenger car models. The following table presents an overview of the major models, listed alphabetically, for which the Company currently produce components for its OEM customers:

Customer                                                       Model
----------------------------------------------------------------------------
General Motors truck  . . . . . . . . . .     APV/Transport
                                              Astro/Safari
                                              Blazer
                                              Bravada
                                              Jimmy
                                              Sonoma/Blazer
                                              Sonoma Pick-up
                                              1500 Series

General Motors-car  . . . . . . . . . . .     Achieva/Grand Am
                                              Alero
                                              Corvette
                                              Deville/Concourse
                                              El Dorado
                                              Firebird/Camaro
                                              Grand Prix/Cutlass
                                              Malibu/Century
                                              Seville

Ford-truck  . . . . . . . . . . . . . . .     Aerostar
                                              Econoline
                                              Expedition
                                              Explorer
                                              F-Series truck
                                              F-250/F-350
                                              Villager
                                              Windstar

Ford-car  . . . . . . . . . . . . . . . .     Continental
                                              Contour/Mystique
                                              Crown Victoria/Grand Marquis
                                              Mark VIII
                                              Mustang
                                              Probe
                                              T-Bird/Cougar
                                              Taurus/Sable
                                              Town Car
Chrysler-truck  . . . . . . . . . . . . .     Caravan/Voyager
                                              Dakota
Chrysler-car  . . . . . . . . . . . . . .     Neon

Volkswagen  . . . . . . . . . . . . . . .     Golf/Jetta
                                              Concept

DESIGN AND PRODUCT ENGINEERING

         The Company is a full service Tier I supplier with advanced engineering capabilities which enable it to design innovative, high-quality
products that provide value to its customers.   The Company recently
built its Auburn Hills Design Center to provide an environment for trend-setting conceptual design and product development. The Company has made other significant investments in conceptual design capabilities that allow it to participate in the earliest stages of programs. For instance, the Company has embraced computer-aided simulation directly linked to customer computer networks as a means to reduce the cost and time required to develop new products. The industrial design activity has augmented the Company's traditional modeling methods with computer-aided technology which reduces staff requirements as well as simplifying the integration of design and engineering functions. The Company has transitioned from computer-aided design shell to solid modeling which provides a direct link to rapid prototyping. The Company's design staff employs state-of-the-art ALIAS computer software to provide three-dimensional virtual modeling and product animation. Analytical tools employed include finite element analysis for structural analysis, kinematics for mechanisms, computational fluid dynamics for airflow studies and moldfilling analysis for injection molding optimization and warp prediction.

MANUFACTURING

         The Company's OEM customers are focusing on suppliers capable of delivering quality products, controlling manufacturing costs and integrating, through design capabilities, multiple components into larger systems. The Company has responded to this challenge by implementing a lean manufacturing program and adopting advanced processing technology.

         The Company's lean manufacturing program has focused on "kanban" production scheduling and materials management techniques and labor productivity improvements. Kanban management techniques are characterized by flexible production scheduling as well as vendor scheduling, reduced work queues, more frequent vendor deliveries and reduced inventory levels. Through kanban, the Company has experienced increased inventory turnover and generally reduced inventory levels.

         The Company continually seeks to achieve labor productivity improvement and has established a work environment which encourages employee involvement in identifying and eliminating waste. A key factor in the Company's operations is maintaining the flexibility to respond to the demands of different product runs and changing product delivery requirements while continuously increasing production efficiency.

         The Company believes its broad base of class A paint application capabilities positions it well for supplying the domestic and foreign exterior trim market. The Company is able to provide both high-bake high solids painting, which is traditionally preferred by domestic OEMS, and low-bake, two component painting, which is preferred by foreign OEMS. The Company has also recently developed paint application technology utilizing innovative robotic applications which has enabled the Company to reduce costs by improving paint transfer efficiency.

         The Company has been recognized as a quality supplier by its OEM customers and has received Ford's Q1 Award and has been nominated for Chrysler's Pentastar Award. The majority of the Company's facilities are QS 9000 certified and the remaining facilities are in the process of being certified.

MARKETING

         Sales of the Company's products to OEMs are made directly by the Company's sales and engineering force, headquartered in Michigan. Through the sales and engineering office, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company's sales and engineering force currently consists of approximately 100 individuals, including several who are located periodically at various OEMs' offices in order to facilitate the development of new programs.

COMPETITION

         The automotive supplier industry in which the Company competes is highly competitive. A large number of actual or potential competitors exist including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include:
Progressive Dynamics Inc., Summit Polymers Inc. and Manchester Plastics, a business unit of Collins & Aikman Corporation, in instrument panel components; Magna International Inc., Venture Holdings Corporation, and JPE, Inc., in exterior trim components; and Huron Inc., Key Plastics Inc. and Lacks Industries in under-the-hood components.

         The Company principally competes for new business both at the initial development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to four years prior to the marketing of such models to the public. Because of the large investment by OEMs and Tier I suppliers in tooling and the long lead time required to commence production, OEMs and Tier I suppliers generally do not change a supplier during a model production run.

RAW MATERIALS

         The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene, polycarbonate and acrylonitrile-butadiene-styrene, paint, and steel for production molds, all of which are available from many sources. The resins used in the Company's business historically have been subject to price fluctuations. In the past, the Company has been unable to pass price increases in resins through to its customers. There can be no assurance that a material increase in the price of resin will not adversely affect the Company's results of operations. The Company has not experienced significant raw material shortages and does not anticipate significant raw material shortages in the foreseeable future.

EMPLOYEES

         As of September 28, 1997, the Company's workforce included approximately 2,665 employees, of which 471 were salaried workers, and 2,194
were hourly workers including temporary and part-time   employees.  The Company
has approximately 276 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility and approximately 161 hourly employees represented by the United Auto Workers at its Como facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 1998. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

ENVIRONMENTAL MATTERS

      The Company's operations and properties are subject to a wide variety of international, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

      The Company has taken steps, including the installation of an Environmental, Health and Safety group to reduce the environmental risks associated with its operations and believes that it is currently in substantial compliance with applicable Environmental Laws. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental."



Item 2.  Properties

         The Company conducts molding, painting and assembly operations in approximately 1.1 million square feet of space in a total of twelve manufacturing locations including five plants located in Michigan (Clarkston, Fowlerville, Hartland, New Hudson and Rochester Hills), two plants in Indiana (Columbus and Kendallville), three plants in Ohio (Circleville, Napoleon and Byesville), one plant in Tennessee (Franklin) and one plant in Canada (Leamington, Ontario). Each of the Byesville, Franklin, Leamington, New Hudson, Hartland, Fowlerville, Kendallville and Clarkston facilities are owned by the Company. The Circleville, Napoleon and Rochester Hills facilities are leased from unaffiliated parties. The Columbus facility is leased from an affiliated party. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced.

             In October, 1996 the Company relocated its principal executive offices and design and engineering staff from Troy, Michigan to Auburn Hills, Michigan. The Auburn Hills offices are owned by the Company. The Company believes that its facilities and equipment are in good condition and are adequate for the Company's present and anticipated future operations.

Item 3.      Legal Proceedings

             There are no material legal proceedings pending against the Company or its subsidiaries.

Item 4.      Submission of Matters to a Vote of Security Holders

             Not applicable


                                    PART II


Item 5.      Market for the Registrant's Common Equity and Related Shareholder
Matters

             There is no public trading market for the Company's Common Stock. As of September 28, 1997, there were two holders of record of the Registrant's Common Stock.

Item 6.      Selected Financial Data

                             Summary Financial Data
                             (dollars in thousands)

The following table sets forth (i) summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 26, 1993, September 25, 1994, September 24, 1995, September 29, 1996 and September 28, 1997 and (ii) summary pro forma financial data giving effect to the Molmec Acquisition, the issuance of Senior Subordinated Notes due 2007 and the Kendallville Acquisition for the fiscal year ended September 28, 1997 as if each had occurred on September 30, 1996. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.

                                                                                                     Unaudited
                               Unaudited                          Audited                            Pro forma
                               ---------     -------------------------------------------------       ---------
                               Sept. 26      Sept. 25      Sept. 24      Sept. 29      Sept. 28      Sept. 28
                                  1993        1994          1995           1996          1997         1997(a)
                                 -------     -------       -------       -------       -------       --------
 Statement of operations
   Data
   Net sales (b)               $ 110,251    $ 177,597    $ 220,991      $ 217,759     $ 293,020     $ 324,538
   Cost of sales                  90,674      151,692      182,408        182,896       240,929       262,831
   Gross profit                   19,577       25,905       38,583         34,863        52,091        61,707
   Selling, general and
      administrative
      expenses                    14,679       17,137       23,515         26,418        35,561        41,274
   Operating profit                4,898        8,768       15,068          8,445        16,530        20,433
   Interest expense                  779        2,144        3,178          3,280        11,076        14,061
   Income from
      continuing operations,
      before extraordinary
      item [c]                     3,026        2,570        6,248          1,173         3,063         3,614

 Other financial data
 Cash flows from operating
      activities               $     349    $   7,801    $  14,788      $  12,912     $   9,336     $
   EBITDA (d)                      8,228       15,110       21,261         16,473        28,182        34,214
   Depreciation and
      amortization                 3,810        6,593        6,778          8,006        11,955        14,038
   Capital expenditures            6,465       29,023       15,150         20,286        12,776
   Ratio of earnings to
      fixed
      charges(e)                     5.3          3.5          3.9            1.9           1.4           1.4
   Ratio of EBITDA to
       interest expense             10.6          7.0          6.7            5.0           2.5           2.4
   Ratio of debt to EBITDA           1.6          2.4          2.1            3.1           4.5           3.7


 Balance sheet data
   Cash                        $     318    $     976    $   1,138      $   2,122     $   4,632     $   4,632
   Total assets                   50,353       86,777      107,655        119,125       212,187       212,187
   Total debt                     12,971       36,489       44,936         51,786       126,770       126,770
   Stockholder's equity           14,586       17,319       23,635         17,322        20,385        20,385

(a) Gives pro forma effect to the Molmec Acquisition, the issuance of the 10 3/4% Senior Subordinated Notes due 2007 and the Kendallville Acquisition in the manner described in the historical financial statements contained in Item 14 of this document.
(b) The Company in 1993 acquired a 75% interest in GL Industries of Indiana, Inc. (d/b/a Como Products), a manufacturer of consumer thermoplastic components. Net sales of Como for fiscal years 1997, 1996, 1995 and 1994 were $23.3 million, $22.1 million, $31.8 million and $31.3 million, respectively.
(c) During fiscal year ended September 26, 1993 LDM settled a lawsuit for approximately $1.4 million relating to an acquisition made in 1988 and the subsequent sale or transfer of certain of the acquired business assets to LDM.
(d) EBITDA is defined as income from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be used as, an indicator or alternative to operating income, net income or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and may not be compared to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:

                                                                                                       Unaudited
                               Unaudited                          Audited                              Pro forma
                               ---------    ------------------------------------------------------     ---------
                               Sept. 26       Sept. 25     Sept. 24       Sept. 29      Sept. 28        Sept. 28
                                 1993           1994        1995            1996          1997           1997(e)
                               --------       --------     --------        -------       -------        --------
 Net Income                     $   3,026   $    2,752   $    6,334     $   1,869       $  3,063        $   3,614
 Add (deduct) the following:
   Extraordinary Item                   -            -            -          (754)             -                -
   Discontinued operations              -         (182)         (87)           58              -                -
   Provision for income
       taxes                          613        3,803        5,058         4,014          2,088            2,456
   Interest expense                   779        2,144        3,178         3,280         11,076           14,061
   Depreciation and
       amortization                 3,810        6,593        6,778         8,006         11,955           14,083
                                ---------    ---------   ----------     ---------       --------        ---------
 EBITDA                         $   8,228    $  15,110   $   21,261     $  16,473       $ 28,182        $  34,214
                                =========    =========   ==========     =========       ========        =========

(e) For purposes of the ratio of earnings to fixed charges, (i) earnings include income from continuing operations before the following: income taxes, extraordinary items, minority interests, and fixed charges and
      (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and portion of rental expense that the Company believes to be representative of interest. The September 28, 1997 pro forma ratio of earnings to fixed charges of 1.4 gives effect only to the change in expense related to the replacement of the existing debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      LDM is a leading Tier I designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under the hood components supplied primarily to North American automotive OEMs. LDM supplies components and subassemblies for a variety of light duty trucks, sport utility vehicles, minivans and passenger cars. Automotive products under development are assigned a selling price which is reevaluated from time to time during the product development cycle. Prior to production, the Company and the customer generally agree on a final price, which, in some instances, may be subject to negotiated price reductions or increases over the term of the project. Consequently, the Company's ability to improve operating performance is generally dependent primarily on its ability to reduce costs and operate more efficiently. Molds used in LDM's operations are requisitioned by LDM's customers and are purchased from mold builders who design and construct the molds under LDM supervision. Upon delivery and acceptance of the molds, title is passed to customers and revenue is recognized. In addition to automotive products, LDM's net sales include consumer product sales and mold sales.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED SEPTEMBER 28, 1997 COMPARED TO YEAR ENDED SEPTEMBER 29, 1996

NET SALES: Net sales for fiscal year 1997 were $293.0 million, an increase of $75.2 million, or 34.5%, from $217.8 million in fiscal year 1996. For fiscal year 1997, net sales, before intersegment elimination of $1.4 million, were comprised of $243.3 million of automotive product sales, $19.2 million of consumer and other product sales, and $31.9 million of mold sales.

         Automotive product sales in fiscal year 1997 were $243.3 million, an increase of $70.0 million, or 40.4%, from $173.3 million in fiscal year 1996. The strong growth of automotive products sales was mainly attributable to increased automotive product sales related to the Company's January 22, 1997 acquisition of Molmec, Inc., $54.0 million and the continued strength of the Company's other production parts programs. Consumer and other product sales were $19.2 million in fiscal year 1997, compared to $21.5 million in fiscal year 1996. This decrease of $2.3 million, or 10.7%, is primarily the result of lower sales of television cabinets due to the manufacturer's resourcing of these products to local suppliers. Mold sales in fiscal year 1997 were $31.9 million, an increase of $6.6 million, or 26.1% from $25.3 million in fiscal year 1996. 1997 mold sales were comprised of $27.9 million of automotive mold sales and $4.0 million of consumer and other mold sales.

GROSS MARGIN: Gross margin was $52.1 million, or 17.8% of net sales, for fiscal year 1997 compared to $34.9 million, or 16.0% of net sales, for fiscal year 1996. Fiscal year 1997 gross profits related to automotive product sales, consumer and other sales and mold sales were $50.2 million, or 20.6% of net automotive product sales, $0.4 million, or 2.0% of net consumer and other product sales, and $1.5 million, or 4.7% of net mold sales, respectively. The increase in total gross margin was primarily due to the additional gross margin associated with Molmec product sales, $15.7 million, and improved profitability of the Company's Canadian automotive operation, a $2.5 million increase versus the prior year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal 1997 were $35.6 million, or 12.1% of net sales, compared to $26.4 million, or 12.1% of net sales, for fiscal year 1996.

INTEREST EXPENSE:  Interest expense was $11.1 million for fiscal year 1997,
compared to $3.3 million for fiscal year 1996.   The increased interest expense
was primarily due to the January

1997 issuance of $110.0 million Senior Subordinated Notes related to the acquisition of Molmec and the refinancing of the Company's existing debt.

INCOME TAXES: The provision for income taxes for fiscal year 1997 was $2.1 million with an effective tax rate of 41.7%, as compared to $4.0 million with an effective tax rate of 78.6% for fiscal year 1996. The lower effective tax rate is due to the Company's utilization of Canadian tax benefits not available in the 1996 period and an Internal Revenue Service settlement of prior years taxes in the 1996 fiscal year. See Note 10, "Income Taxes" in the Notes to LDM's Consolidated Financial Statements.

ACQUISITION OF MOLMEC: On January 22, 1997, LDM acquired substantially all the assets of Molmec for approximately $55.9 million in cash and the assumption of certain liabilities including $4.6 million of indebtedness and $8.4 million of current liabilities. Molmec is an industry leader in the design, manufacture and integration of fluid and air management components and under the hood assemblies.

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

KENDALLVILLE ACQUISITION: On April 25, 1997, the Company acquired certain assets of Aeroquip Corporation's Kendallville Indiana plant for $7.2 million in cash. The Kendallville plant manufactures automotive air vents.

ACQUISITIONS SUBSEQUENT TO FISCAL YEAR END 1997

KENCO: On September 30, 1997 the Company acquired the entire outstanding stock of Kenco Plastics, Inc. of Michigan, Kenco Plastics, Inc. of Kentucky and the business and net tangible assets of Narens Design and Engineering, Inc. (collectively referred to herein as "Kenco") for approximately $27.5 million in cash, subject to certain adjustments. The acquisition was financed with additional borrowings under the Company's Senior Credit Facility. Kenco designs and manufactures a full range of blow molded plastic parts including HVAC components, air induction components, functional components and fluid reservoirs at six manufacturing locations located in Michigan, Kentucky and Tennessee. Kenco's customers include Chrysler, Ford, General Motors, Mercedes, Mitsubishi and Toyota. Kenco's net sales for the twelve month period ended September 28, 1997 were approximately $60.5 million.

BEIENHEIM: On November 25, 1997 the Company acquired substantially all of the operating assets of Aeroquip-Vickers International GmbH., including the manufacturing operation located in Beienheim Germany, for approximately $8.6 million in cash, and the assumption of approximately $2.5 million of liabilities, subject to certain adjustments. The acquisition was made through the Company's newly formed German subsidiary and was financed with additional borrowings under the Company's Senior Credit Facility. The Beienheim facility manufactures various interior trim components, exterior trim components and under the hood components supplied primarily to European automotive OEMs. Beienheim's customers include Ford, Opel and Audi. Net sales for the Beienheim facility over the twelve month period ended September 28, 1997 were approximately $33.0 million.

YEAR ENDED SEPTEMBER 29, 1996 COMPARED TO YEAR ENDED SEPTEMBER 24, 1995

NET SALES: Net sales for fiscal year 1996 were $217.8 million, a decrease of $3.2 million, or 1.5% from $221.0 million in fiscal year 1995. For fiscal year 1996, net sales, before intersegment eliminations of $2.3 million, were comprised of $173.3 million of automotive product sales, $21.5 million of consumer and other product sales, and $25.3 million of mold sales.

         Automotive product sales in fiscal year 1996 were $173.3 million, a decrease of $10.5 million, or 1.5%, from $183.8 million in fiscal year 1995. This decrease was principally due to LDM's ceasing production of certain products related to the General Motors Blazer, the Ford Taurus/Sable and the Volkswagen Golf/Jetta. The product produced for the Blazer is now being produced internally by the customer. The Taurus/Sable product was redesigned by the customer and awarded to another supplier. The Golf/Jetta production was moved to a supplier closer to the customer's manufacturing location in Mexico. The combined 1996 decrease in sales related to these three products was approximately $30.0 million. The reductions in these programs were partially offset by sales related to new programs launched in 1996. These new programs, related to the Ford F-Series Truck and the Cadillac Deville/Concourse, provided approximately $21.5 million of additional sales in 1996. Consumer and other product sales were $21.5 million, a decrease of $9.2 million, or 29.9%, from $30.7 million in fiscal year 1995. This decline was primarily attributable to a decline in television housing sales to a television manufacturer due to adverse market conditions and a decline in television housing sales to a television manufacturer that resourced the product to a local supplier. Mold sales were $25.3 million, an increase of $18.6 million, from $6.7 million in fiscal year 1995. The increase in mold sales in fiscal year 1996 was principally due to new platform launches associated with the Contour/Mystique, Sonoma/Blazer, Bravada, Cadillac Deville/Concourse and Grand Prix/Cutlass.

GROSS MARGIN: Gross profit for fiscal year 1996 was $34.9 million, or 16.0% of net sales, compared to $38.6 million, or 17.5% of net sales, for fiscal year 1995. Gross profit from automotive operations in the United States was $33.4 million, or 20.9% of net sales, for fiscal year 1996, compared to $30.4 million, or 19.7% of net sales, for fiscal year 1995. This increase was principally due to favorable changes in material cost. The gain in the United States was offset by a decrease in the gross profit of the Company's Canadian automotive operations. Gross profit (loss) for the Company's Canadian operations for fiscal year 1996 was ($0.2 million), or 0.5% of net sales, compared to $4.0 million, or 11.5% of net sales for fiscal year 1995. This decrease was driven by higher scrap and labor costs resulting from the launch of products at the Company's Leamington, Ontario facility related to the General Motors Grand Prix/Cutlass and Cadillac Deville/Concourse programs. The higher scrap also caused a capacity shortage in certain tonnage machines resulting in increased outsourcing costs. Gross profit from consumer and other products was $1.6 million, or 7.3% of net sales, for fiscal year 1996, compared to $4.2 million, or 13.1% of net sales, for fiscal year 1995. This decrease was primarily attributable to a 29.9% decrease in consumer product sales during this period. Gross margin on mold sales for fiscal year 1996 was $2.5 million, or 9.8% of net mold sales, compared to $0.4 million, or 5.3% of net mold sales for fiscal year 1995. The increase in gross margin was the result of more effective management of the mold building process. Gross margin from mold sales is included in the gross margin by segment reported above.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES: SG&A expenses for fiscal year 1996 were $26.4 million, or 12.1% of net sales, compared to $23.5 million, or 10.6% of net sales for fiscal year 1995. The increase in SG&A expenses as a percentage of net sales is primarily attributable to increased design, engineering, and program management personnel costs.

INTEREST EXPENSE: Interest expense for fiscal year 1996 was $3.3 million, or 1.5% of net sales, compared to $3.2 million, or 1.4% of net sales, for fiscal year 1995.

INCOME TAXES: The provision for income taxes for the fiscal year ended 1996 was $4.0 million with an effective tax rate of 78.6%, as compared to $5.1 million with an effective tax rate of 43.8% in fiscal year 1995. The increase in the effective tax rate in fiscal year 1996 was the result of the Company not utilizing Canadian net operating losses and an Internal Revenue Service settlement of prior year taxes. See Note 10, "Income Taxes" in the Notes to LDM's Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of September 28, 1997 the Company had $122.3 million of long-term debt outstanding and $25.1 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in fiscal year 1997 was $9.3 million compared to $12.9 million of cash provided by operating activities in the same period in 1996. The decrease in cash provided by operating activities was primarily the result of higher working capital requirements related to increased sales volumes.

Capital expenditures for fiscal year 1997 were $12.8 million compared to $20.3 million for fiscal year 1996. Fiscal 1997 capital expenditures include several injection molding machines, secondary equipment related to the F-Series Truck program and expenditures related to the Auburn Hills Design Center. On May 13, 1997 the Company sold the Molmec Headquarters facility located in Walled Lake, Michigan. The net proceed from the sale of this facility were approximately $1.5 million.

The Company believes its capital expenditures (exclusive of any potential acquisition) will be approximately $9.0 million to $13.5 million in each of the fiscal years ended September 1998, 1999 and 2000. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

ENVIRONMENTAL:

The Company has been notified of violations of certain permitted air emission levels for organic compounds at its Byesville and Circleville plant locations. It is the Company's policy to accrue environmental expenses when it is both probable that a liability has been incurred and the amount can be reasonably estimated. On March 27, 1997, the Company settled an emission violation matter related to its Byesville plant in the amount of $188,000. The Company had accrued $150,000 as of September 29, 1996 for this settlement and accrued the remaining $38,000 during the quarter ended March 30, 1997. The Company believes that based upon available information, the ultimate liability with respect to the remaining outstanding air emission issue will not exceed the recorded liability related to the Circleville plant and that the ultimate resolution of these matters will not have a material impact on the Company's financial position, results of operations or liquidity.

The Company has been named as a Defendant in a lawsuit in connection with a failed landfill in Byesville, Ohio. The lawsuit seeks contribution form the Company as a potentially responsible party for allegedly generating waste that was disposed of at the landfill. The Company has reached a tentative agreement in principle with the United States Environmental Protection Agency (USEPA) to settle this matter for a nominal amount. The Company has also received a letter from a group of corporations which have entered into an agreement with the USEPA to prepare a remedial design for curing a failed landfill site in Circleville, Ohio. The Company was identified as a potentially responsible party for alleged waste disposal at the Circleville landfill. The Company believes that, based on the available information, the ultimate liability with respect to these issues will not materially exceed $50,000 and has charged that amount to expense in the quarter ended March 30, 1997.

YEAR 2000 COMPLIANCE

The information technology systems at LDM are not Year 2000 compliant. On or before June 30, 1999, LDM will have purchased, implemented and tested new information technology systems that are fully Year 2000 compliant. The expenditure required to replace LDM's existing information technology systems with Year 2000 compliance systems is estimated to be $1 to $3 million over the next one and a half years.

Item 8.      Financial Statements and Supplementary Data

             The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             Not Applicable


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

             The names and ages of all executive officers and directors of the Company are as follows:

                                                                                                   HAS SERVED
                                                                                                   IN POSITION
               NAME                  AGE                          POSITION                            SINCE
               ----                  ---                          --------                         -----------
 Joe Balous  . . . . . . . .          72     Chairman of the Board, Secretary and Director            1985
 Richard J. Nash . . . . . .          53     Chief Executive Officer and Director                     1985
 Robert C. Vamos . . . . . .          51     President                                                1997
 Gary E. Borushko  . . . . .          52     Chief Financial Officer                                  1987

 Gordon F. Steil . . . . . .          48     Vice President of Engineering                            1991
 William Kessler . . . . . .          51     Vice President of Development                            1993
 Vincent P. Buscemi  . . . .          49     Group Vice President - Sales                             1991
 Michael T. Heneka . . . . .          50     Group Vice President - Sales                             1991


             Directors of the Company are elected each year at the Annual Meeting of Stockholders to serve for the ensuing year or until their successors are elected and qualified. The officers of the Company are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

             Each of the directors of the Company has had the same principal occupation during the past five years.

             All of the executive officers of the Company named above have held various executive positions with the Company for more than five years except:
Mr. Vamos joined Molmec in 1992 as Vice President of Manufacturing and was named President of Molmec in 1993. Prior to 1992, he held various manufacturing management positions with the Budd Company. Upon LDM's acquisition of Molmec in January 1997 he was named Executive Vice President of Manufacturing of the Company and on September 2 , 1997 he was named to his current position. Mr. Kessler joined the Company in 1993. Prior thereto he was Vice President of Sales at Velcro Industries for 22 years.


Item 11.     Executive Compensation

             The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 1997.

                         SUMMARY COMPENSATION TABLE1(1)

                                                                               OTHER ANNUAL        ALL OTHER
                  NAME                     YEAR      SALARY        BONUS       COMPENSATION       COMPENSATION
                  ----                     ----      ------        -----       ------------       ------------
 Richard J. Nash . . . . . . . . . .       1997     $ 550,000    $1,050,000                --          $3,562(2)
 President and Chief Executive Officer     1996       550,000       750,000                --           2,917(2)
                                           1995       550,000     1,000,000                --                 --
 Joe Balous  . . . . . . . . . . . .       1997            --            --     $1,420,000(3)                 --
 Chairman of the Board and Secretary       1996            --            --      1,395,000(3)                 --
                                           1995            --            --      1,185,000(3)                 --

 Gary E. Borushko                          1997       202,923       450,000                --                 --
 Chief Financial Officer                   1996       180,000            --                --                 --
                                           1995       180,000            --                --                 --

 Vincent P. Buscemi  . . . . . . . .       1997        45,000         9,000        376,692                    --
 Group Vice President - Sales              1996            --            --        446,346(4)                 --
                                           1995            --            --        448,326(4)                 --

 Michael T. Heneka . . . . . . . . .       1997        37,500            --        352,302                    --
 Group Vice President -- Sales             1996            --            --        419,398(4)                 --
                                           1995            --            --        336,481(4)                 --

(1) This table does not include any value that might be attributable to certain job related benefits, the amount of which for any executive officer does not exceed the lesser of $50,000 or 5% of combined salary and bonus for such executive officer.
(2)      Represents contributions to the Company's 401 (k) plan.
(3)      Consulting fees paid to a management company owned by Joe Balous.
(4) Represents sales commission paid to a company owned by such individual.

                 The Company does not pay director fees to its two directors. The Company does not have a Compensation Committee and Messrs.
         Nash and Balous participate in all deliberations concerning executive officer compensation.

Item 12    Security Ownership of Certain Beneficial Owners and Management

           All of the outstanding capital stock of the Company is owned beneficially and equally by Messrs. Richard J. Nash and Joe Balous.

Item 13.   Certain Relationships and Related Transactions.

           On April 22, 1996, the Company and its two stockholders entered into a stock redemption agreement which provides that upon the death of either stockholder, the Company is required to purchase, and their respective estates are required to sell, all of the capital stock of the Company owned by such stockholder, as the case may be, at a price equal to $33.0 million, which amount would be payable upon receipt of the proceeds of life insurance policies owned by the Company on each of the lives of the stockholders. Pursuant to the terms of the stock redemption agreement, the Company is required to maintain life insurance policies of $33.0 million and $28.0 million on the lives of Mr. Nash and Mr. Balous, respectively. In March 1997, the Company purchased an additional $5.0 million life insurance policy on the life of Mr. Balous to fully fund the repurchase obligation for each stockholder. The annual premiums for such policies of insurance are approximately $1,050,000.

             Como, a 75% owned subsidiary of the Company, leases its general office and plant facility and certain equipment from entities controlled by such subsidiary's minority stockholder, Laurence M. Luke. Payments pursuant to these leases were $502,000 during fiscal year 1997. Como also pays management fees to Mr. Luke based on a percentage of sales. Such management fees were $63,055 during fiscal year 1997.

             During fiscal year 1997, the Company paid consulting fees of $1,420,000 to a management company owned by Joe Balous. The nature of the services performed by Mr. Balous are development of corporate policy and strategic planning, integration of recent acquisitions, and overseeing facilities construction and leasehold improvements. He had primary responsibility for contract negotiations and construction of the Company's new Auburn Hills office.

             The Company had in effect until June 30, 1997 Sales Representation Agreements with sole proprietorships owned by Michael T. Heneka, Group Vice President - Sales of the Company, and by Vincent P. Buscemi, Group Vice President - Sales of the Company, which designated such persons as the Company's exclusive sales representatives to represent it in sales to certain customers and provided for monthly payments plus a commission on the net billings to certain customers.

             In September 1996 the Company entered into a five-year lease for its Troy offices with Messrs. Nash and Balous and a relative of one of them. Monthly rent expense pursuant to this lease was $15,000 per month. In July of 1997 the Company terminated the lease for the Troy offices and purchased Mr. Nash's interest in the office for $714,000. The office is currently leased to an unaffiliated person at a rental of $13,750 per month.

             The terms of these leases are not the result of arms-length bargaining; however, the Company believes that such leases and other transactions described above are on terms no less favorable to the Company than could be obtained if such leases, transportation or arrangements were arms-length transactions with non-affiliated persons.

             It is the Company's policy to continue future transactions with its affiliates as long as the terms of such transactions are fair and reasonable and no less favorable to the Company than could have been obtained through arms-length negotiations with an independent third party.



                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

             (a) The following documents are filed as a part of this report:

1.           Financial Statements

             The following consolidated financial statements of LDM Technologies, Inc. and subsidiaries filed herewith.

             Consolidated Balance Sheets at September 28, 1997 and September 29, 1996.

             Consolidated Statements of Income for each of the years in the three year period ended September 28, 1997.

             Consolidated Statements of Cash Flows for each of the years in the three year period ended September 28, 1997.

             Notes to Consolidated Financial Statements.

             All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                    EXHIBITS

             The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819) and the Exhibit marked with two asterisks below was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997, and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement on Form 8-K Report.

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

3.1              Articles of Incorporation of LDM Technologies, Inc. (the
                 "Company"), as amended [3.1]*
3.2              By-laws of the Company [3.5]*
4.1              Indenture dated as of January 15, 1997 by and among the
                 Company, LDM Holdings, LDM Partnership, LDM Canada and
                 IBJ Schroder Bank & Trust Company, as Trustee [4.1]*
4.2              Form of 10  3/4% Senior Subordinated Note Due 2007, Series B
                 [4.2]* 4.3 Form of Guarantee [4.3]*
10.1(a)          Loan and Security Agreement dated as of January 22, 1997
                 ("Loan Agreement") by and between the Company, as Borrower, and
                 BankAmerica Business Credit, Inc. ("BankAmerica"), as Agent
                 for the Lenders [10.2]*
10.1(b)          First Amendment to Loan Agreement dated May 1, 1997.
10.1(c)          Amendment No. 2 and Affirmation of Guaranties to Loan
                 Agreement dated as of July 14, 1997.
10.1(d)          Amendment No. 3 and Affirmation of Guaranties to Loan
                 Agreement dated as of September 30, 1997.
10.1(e)          Amendment No. 4 and Affirmation of Guaranties to Loan
                 Agreement dated as of November 25, 1997.
10.2             Intellectual Property Security Agreement dated as of
                 January 22, 1997 made by the Company in favor of
                 BankAmerica, as Agent for Lenders [10.4]*
10.3             Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan
                 corporation, and Kenco Plastics, Inc., a Kentucky
                 corporation, and Narens Design & Engineering Co., a Michigan corporation, dated September 30, 1997 [1].**
12               Statement of Ratio of Earnings to Fixed Charges
21               Subsidiaries and Affiliates of the Company
27               Financial Data Schedule

                 (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant for the quarter ended September 29, 1997.

                         Report of Independent Auditors

Board of Directors
LDM Technologies, Inc.


We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 28, 1997 and September 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 28, 1997 and September 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 1997 in conformity with generally accepted accounting principles.


Detroit, Michigan                                       ERNST & YOUNG LLP
November 26, 1997

                             LDM Technologies, Inc.

                          Consolidated Balance Sheets




                                                         SEPTEMBER 28,  SEPTEMBER 29,
                                                             1997            1996
                                                         ----------------------------
ASSETS
Current assets:
 Cash                                                     $  4,632,204    $  2,121,862
 Accounts receivable                                        45,812,140      35,481,400
 Inventories                                                15,048,043      11,833,202
 Mold costs                                                 13,825,884       7,128,974
 Prepaid expenses                                            2,054,780         454,427
 Refundable income tax                                         390,169         364,725
 Deferred income taxes                                       4,627,000         828,500
                                                          ----------------------------
Total current assets                                        86,390,220      58,213,090
Cash and equivalents restricted as to use                            -         658,018
Net property, plant and equipment                           82,258,943      58,955,956
Goodwill, net of accumulated amortization of $1,668,446     36,790,968               -
Debt issue costs, net of accumulated amortization of
 $599,172 in 1997 and $245,739 in 1996                       5,732,858         399,240
Other                                                        1,013,641         898,892
                                                          ----------------------------
Total assets                                              $212,186,630    $119,125,196
                                                          ============================

                             LDM Technologies, Inc.

                          Consolidated Balance Sheets




                                                SEPTEMBER 28,  SEPTEMBER 29,
                                                    1997            1996
                                                ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Lines of credit and revolving loan                $3,529,689      $1,800,976
 Lines of credit and revolving loan in default              -      19,134,290
 Accounts payable                                  28,152,353      30,834,395
 Demand notes payable to shareholders                  87,500          87,500
 Accrued liabilities                               15,662,166       7,597,886
 Accrued compensation                               4,616,091       4,201,751
 Advance mold payments from customers              11,082,095       3,661,046
 Income taxes payable                               1,639,764       2,459,567
 Current maturities of long-term debt                 979,340       1,320,583
 Long-term debt in default                                  -      27,421,760
                                                 ----------------------------
Total current liabilities                          65,748,998      98,519,754

Long-term debt due after one year                 122,260,891       2,020,845
Deferred income taxes                               3,512,500         841,000
Minority interest                                     279,341         421,532

Stockholders' equity:
 Common stock ($.10 par value; 100,000 shares
  authorized, 600 shares issued and outstanding)           60              60
 Additional paid in capital                            94,072          94,072
 Retained earnings                                 20,352,951      17,290,116
 Currency translation adjustments                     (62,183)        (62,183)
                                                 ----------------------------
Total stockholders' equity                         20,384,900      17,322,065
                                                 ----------------------------
Total liabilities and stockholders' equity       $212,186,630    $119,125,196
                                                 ============================

See accompanying notes.

                             LDM Technologies, Inc.

                       Consolidated Statements of Income




                                                           YEARS ENDED
                                          --------------------------------------------
                                          SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 24,
                                               1997            1996            1995
                                          --------------------------------------------
Net sales:
 Product sales                              $261,102,429    $192,470,660    $214,289,121
 Mold sales                                   31,917,332      25,288,234       6,702,224
                                            --------------------------------------------
                                             293,019,761     217,758,894     220,991,345
Cost of sales:
 Product cost of sales                       210,531,937     160,093,701     176,057,556
 Mold cost of sales                           30,397,588      22,802,654       6,350,269
                                            --------------------------------------------
                                             240,929,525     182,896,355     182,407,825
                                            --------------------------------------------
Gross margin                                  52,090,236      34,862,539      38,583,520
Selling, general and administrative
 expenses                                     35,561,182      26,418,453      23,514,930
                                            --------------------------------------------
Operating profit                              16,529,054       8,444,086      15,068,590
Other expenses:
 Interest                                     11,076,165       3,279,904       3,177,826
 Other, net                                      443,774          56,108         353,313
                                            --------------------------------------------
                                              11,519,939       3,336,012       3,531,139
                                            --------------------------------------------
Income from continuing operations
 before income taxes, minority interest
 and extraordinary item                        5,009,115       5,108,074      11,537,451
Provision for income taxes                     2,088,471       4,013,745       5,058,205
                                            --------------------------------------------
Income from continuing operations
 before minority interest and
 extraordinary item                            2,920,644       1,094,329       6,479,246
Minority interest                                142,191          79,078        (231,735)
                                            --------------------------------------------
Income from continuing operations
 before extraordinary item                     3,062,835       1,173,407       6,247,511
Extraordinary item, gain on debt
 refinancing, no income tax effect                     -         753,510               -
                                            --------------------------------------------
Income from continuing operations              3,062,835       1,926,917       6,247,511
Income (loss) from discontinued
 operations, net of income taxes
 and minority interest                                 -         (57,610)         86,546
                                            --------------------------------------------
Net income                                  $  3,062,835    $  1,869,307    $  6,334,057
                                            ============================================

See accompanying notes.

                             LDM Technologies, Inc.

                Consolidated Statements of Stockholders' Equity





                                                 ADDITIONAL                CURRENCY
                                  COMMON STOCK    PAID-IN     RETAINED    TRANSLATION
                                 SHARES  STOCK    CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                 -----------------------------------------------------------------
Balance at September 25, 1994       700     $70    $109,751  $17,227,788     $(18,157) $17,319,452
 Net income for 1995                  -       -           -    6,334,057            -    6,334,057
 Currency translation adjustment      -       -           -            -      (18,495)     (18,495)
                                 -----------------------------------------------------------------
Balance at September 24, 1995       700      70     109,751   23,561,845      (36,652)  23,635,014
 Redemption of a stockholder's
  interest                         (100)    (10)    (15,679)  (8,141,036)           -   (8,156,725)
 Net income for 1996                  -       -           -    1,869,307            -    1,869,307
 Currency translation adjustment      -       -           -            -      (25,531)     (25,531)
                                 -----------------------------------------------------------------
Balance at September 29, 1996       600      60      94,072   17,290,116      (62,183)  17,322,065
 Net income for 1997                  -       -           -    3,062,835            -    3,062,835
                                 -----------------------------------------------------------------
Balance at September 28, 1997       600     $60     $94,072  $20,352,951     $(62,183) $20,384,900
                                 =================================================================

See accompanying notes.

                             LDM Technologies, Inc.
                     Consolidated Statements of Cash Flows



                                                                                     YEARS ENDED
                                                                     ------------------------------------------
                                                                     SEPTEMBER 28,  SEPTEMBER 29   SEPTEMBER 24,
                                                                         1997           1996           1995
                                                                     ------------------------------------------

OPERATING ACTIVITIES
Net income                                                             $ 3,062,835    $ 1,869,307    $ 6,334,057
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                       11,955,318      8,005,518      6,777,781
    Extraordinary gain on retirement of debt                                     -       (753,510)             -
    (Gain) loss on sale of property and equipment                         (155,545)       102,853        (39,318)
    Deferred income taxes                                               (1,127,000)       382,981       (612,211)
    Other                                                                  453,149       (505,206)       526,540
    Changes in assets and liabilities, net of the 1996 effect of the distribution of IMCA and the effect of 1997 acquisitions:
        Accounts and notes receivable                                   (5,458,267)    (7,379,182)    (1,916,290)
        Refundable income taxes                                                  -       (364,725)             -
        Inventory and mold costs                                        (4,954,299)      (974,530)    (1,258,995)
        Prepaid expenses                                                (1,493,386)       (78,461)        59,861
        Other assets                                                       414,884          6,997       (224,050)
        Accounts payable and accrued liabilities                         7,356,770     12,247,032      5,253,495
        Income taxes payable                                              (718,315)       352,912       (112,952)
                                                                       -----------------------------------------
Net cash provided by operating activities                                9,336,144     12,911,986     14,787,918

INVESTING ACTIVITIES
Purchase of Molmec (net of $2,704,958 cash acquired)                   (53,197,708)             -              -
Additions to property, plant and equipment                             (12,775,603)   (20,286,378)   (15,149,972)
Purchase of Kendallville                                                (7,158,703)             -              -
Proceeds from disposal of property and equipment                         1,775,667        284,310        100,600
Cash and cash equivalents restricted for construction of new
  corporate facility                                                       658,018      6,685,534     (7,343,552)
Other                                                                     (484,412)     1,246,889     (1,222,779)
                                                                       -----------------------------------------
Net cash used for investing activities                                 (71,182,741)   (12,069,645)   (23,615,703)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, (net of debt issuance
  costs of $6,038,503 in 1997)                                         103,961,497     19,993,597      9,000,000
Payments on notes payable and long-term debt                           (22,198,981)   (16,134,416)    (3,529,752)
Net (repayments) proceeds from borrowings on line of credit            (17,405,577)       832,776      3,831,837
Redemption of stockholder's interest                                             -     (4,712,968)             -
Other                                                                            -        162,683       (312,315)
                                                                       -----------------------------------------
Net cash provided by financing activities                               64,356,939        141,672      8,989,770
                                                                       -----------------------------------------
Net increase in cash                                                     2,510,342        984,013        161,985
Cash at beginning of year                                                2,121,862      1,137,849        975,864
                                                                       -----------------------------------------
Cash at end of year                                                    $ 4,632,204    $ 2,121,862    $ 1,137,849
                                                                       =========================================
Supplemental disclosure of cash flow information
Interest paid                                                          $ 7,919,320    $ 2,502,411    $ 2,931,301
Income taxes paid                                                      $ 3,996,264    $ 3,050,739    $ 5,328,489
Interest capitalized                                                   $   311,578    $   780,478    $   161,770


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

On September 29, 1996, LDM Technologies, Inc. issued a note payable to a former shareholder in the amount of $3,000,000 as part of the consideration for the redemption of LDM Technologies, Inc. common stock owned by that shareholder.
In connection with that transaction, the stock of IMCA was distributed to the former shareholder.

See accompanying notes.

                             LDM Technologies, Inc.

                   Notes to Consolidated Financial Statements



1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holdings, L.L.C., LDM Canada Limited Partnership, LDM Holding Canada, Inc., LDM Holding Mexico, Inc.,
LDM Technologies Company ("LDM Canada"), LDM Technologies, S.de R.L. ("LDM Mexico"), and G.L. Industries of Indiana, Inc. (d/b/a Como Products "Como"). All subsidiaries are wholly owned with the exception of Como (75% owned) and LDM Mexico (99% owned). As of September 28, 1997, the Company, LDM Canada and Como are the only operating entities. All intercompany accounts and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

The Company's domestic automotive operations are conducted through divisions and, in Canada, through LDM Canada. Such operations principally consist of manufacturing of molded plastic interior and exterior trim and under the hood components for sale principally to several North American automobile manufacturers and their suppliers. Como is a manufacturer of molded plastic products for end-use application primarily in the consumer appliance, office products, and commercial furniture markets.

DISCONTINUED OPERATIONS

On September 29, 1996, the Company contributed $4 million in cash to the capital of its 83% owned subsidiary, Industrial Machining Corporation of Arkansas ("IMCA") and immediately exchanged its stock in IMCA plus $500,000 in cash and a two year 6.5% interest bearing promissory note in the amount of $3 million for all of the LDM stock held by the shareholder. The acquired stock was immediately retired. No gain or loss was recorded and results of operation have been classed as discontinued in the statement of income.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last
Sunday in September. The fiscal years ended September 28, 1997, September 29, 1996 and September 24, 1995 included 52, 53 and 52 weeks, respectively.

                             LDM Technologies, Inc.

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE  OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

At September 28, 1997, there were no restricted cash or cash equivalents. At September 29, 1996, approximately $658,000 of cash and cash equivalents were held by a trustee and were restricted to expenditures for construction of a new corporate headquarters facility.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 28, 1997 and September 29, 1996 consist of the following:


                                1997          1996
                                ----          ----
Raw materials and supplies   $ 8,902,283   $ 7,713,312
Work-in-process                2,105,126     1,368,032
Finished goods                 4,040,634     2,751,858
                             -------------------------
Total                        $15,048,043   $11,833,202
                             =========================

MOLDS

Molds used in Company operations are requisitioned by the Company's customers and are purchased from mold builders who design and construct the molds under Company supervision. Upon delivery and acceptance of the molds, title is passed to customers and revenue is recognized.

                             LDM Technologies, Inc.

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is determined principally using the straight-line method based upon the following estimated useful lives:


                               ESTIMATED USEFUL
                                 LIFE (YEARS)
                              -----------------
  Buildings and improvements      10 - 20
  Machinery and equipment          3 - 12
  Transportation equipment         3 - 10
  Furniture and fixtures           3 - 12

Leasehold improvements are amortized using the straight-line method over the useful life of the improvement or the term of the lease, whichever is less.

Goodwill is amortized over its estimated useful economic life of 15 years. Its carrying value is reviewed if circumstances suggest that it may be impaired.
If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of discounted cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

       Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

       Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Smith Barney currently makes a market for the Notes. As of September 28, 1997, the average of the bid and asking price was 108.25 giving a fair market value of $9.075 million above stated value ($110 million). The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

                             LDM Technologies, Inc.

1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF ACCOUNTING STANDARDS ADOPTED IN THE FISCAL YEAR ENDING IN SEPTEMBER, 1997

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment Long-lived Assets and for Long-lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the fiscal year ended September 1997 without material impact to the financial condition or results of operations of the Company.

IMPACT OF ACCOUNTING STANDARDS TO BE ADOPTED SUBSEQUENT TO
SEPTEMBER, 1997

In June 1997, the Financial Accounting Standards Board issued Statement
No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires that a public business enterprise report financial and descriptive information about its reportable operating segments. At present the Company is considering the impact of Statement 131 on its financial statements and will adopt any necessary revisions to segmental analysis in the first quarter of the fiscal year ending in September, 1998.

2. ACQUISITIONS

On November 4, 1996, the Company signed a definitive agreement to acquire the business and certain net assets of Molmec, Inc. for $55.9 million in cash. The acquisition was consummated on January 17, 1997. The fair value of the net tangible assets acquired amounted to $19.1 million.

On May 1, 1997, the Company acquired the business and certain net assets comprising the 'Kendallville' plant of Aeroquip Corporation for a consideration of $7.2 million in cash. The fair value of the net tangible assets acquired amounted to $5.5 million.

                             LDM Technologies, Inc.

2. ACQUISITIONS (CONTINUED)

A summary of the allocation of purchase price of each of the acquisitions is given below:


                                     MOLMEC     KENDALLVILLE
                                   -------------------------
Current assets                     $14,890,667    $1,748,791
Net property, plant and equipment   17,237,541     3,837,463
Long term debt                      (4,583,894)            -
Other liabilities                   (8,417,933)     (110,680)
                                   -------------------------
Net tangible assets                 19,126,381     5,475,574
Goodwill                            36,776,285     1,683,129
                                   -------------------------
Cost                               $55,902,666    $7,158,703
                                   =========================

Both of the above acquisitions have been accounted for using the purchase method. Accordingly, the assets acquired and the liabilities assumed have been recorded at fair values and the excess of the purchase price over the net tangible assets acquired recorded as an intangible asset to be amortized over 15 years.

The following unaudited pro forma condensed consolidated results of operations of the Company, for the fiscal years ended September 28, 1997 and September 29, 1996, gives effect to the above acquisitions and associated financing as if such events had occurred on September 25, 1995. The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been had the transactions occurred on September 24, 1995 or to project the Company's financial position or results of operations for any future date or period.

                             LDM Technologies, Inc.

2. ACQUISITIONS (CONTINUED)


IN THOUSANDS                                   YEAR ENDED     YEAR ENDED
                                              SEPTEMBER 28,  SEPTEMBER 29,
                                                  1997           1996
                                              ----------------------------
Net sales                                          $324,538       $314,691
Cost of sales                                       262,831        258,917
                                              ----------------------------
Gross margin                                         61,707         55,774
Selling, general and administrative expenses         41,274         42,035
Other expenses, principally interest                 14,505         13,324
                                              ----------------------------
Income from continuing operations before
income taxes, minority interests and
extraordinary item                                    5,928            415
Provision for income taxes                            2,456          2,137
Income (loss) from continuing operations      ----------------------------
before minority interest                              3,472         (1,722)
Minority interest                                       142             79
                                              ----------------------------
Income (loss) from continuing operations             $3,614        $(1,643)
                                              ============================

3.   FOREIGN OPERATIONS

LDM Canada was capitalized in November, 1993 with $1,350,000 of equity and approximately $2,000,000 of intercompany loans. In November, 1993, LDM Canada purchased the business and certain assets of a Canadian plastics manufacturer for cash of approximately $17,428,500, which was funded with corporate cash of $4,563,897 and $12,864,603 of bank loans. In January, 1997, LDM
Canada was re-financed with inter company loans and additional equity, which were funded with part of the proceeds of the Senior Subordinated Notes, and existing loans were repaid.

In prior years, the Canadian dollar was considered to be the functional currency for the Canadian operations. During the current fiscal year, as a result of the U.S. dollar based re-financing and the volume of U.S. dollar denominated sales and operating costs, the Company determined that the functional currency of LDM Canada should be the U.S. dollar. Accordingly long lived assets and inter company debt has been translated at the historical rate and exchange differences arising on translation have been included in 1997 operations.

                             LDM Technologies, Inc.

3.   FOREIGN OPERATIONS (CONTINUED)

The summarized financial position of LDM Canada at September 28, 1997 and September 29, 1996 is as follows:


                                                   1997         1996
                                                ------------------------
Current assets                                  $24,998,244  $13,056,390
Property, plant and equipment                    16,238,750   16,040,296
Intangible assets                                         -      165,283
                                                ------------------------
Total assets                                    $41,236,994  $29,261,969
                                                ========================
Current liabilities (exclusive of intercompany
  payables)                                     $18,182,220  $25,419,352
Noncurrent liabilities                            1,713,628        2,407
Liabilities to LDM Technologies, Inc.:
  Loans                                          15,408,825    3,908,825
  Current trade payables and interest             2,085,924      654,327
Stockholder's equity (deficit)                    3,846,397     (722,942)
                                                ------------------------
Total liabilities and stockholder's equity      $41,236,994  $29,261,969
                                                ========================

Sales and net income of LDM Canada, included in the Company's consolidated financial statements are as follows:


                             YEAR ENDED SEPTEMBER
                        1997         1996         1995
                     -------------------------------------
Sales                $45,461,786  $31,036,436  $33,777,902
Gross profit (loss)    2,325,689     (168,241)   4,008,490
Net income (loss)         63,033   (2,214,355)     165,263

4.   EXTRAORDINARY ITEM

During the year ended September 29, 1996, LDM Canada retired notes payable to Barclays Bank of Canada and Gentra Canada, resulting in a $753,510 extraordinary gain on extinguishment. Because of the Canadian operating losses, there was no tax effect related to the gain.

                             LDM Technologies, Inc.

5.   PROPERTY, PLANT AND EQUIPMENT

At September 28, 1997 and September 29, 1996, property, plant and equipment consists of the following:

                                         1997         1996
                                     -----------   -----------
Land, buildings and improvements     $39,322,325   $27,657,829
Machinery and equipment               79,716,758    59,960,713
Transportation equipment               1,946,717     1,947,778
Furniture and fixtures                 4,226,559     2,703,408
Construction in process                1,982,548     3,515,676
                                     -----------   -----------
Total, at cost                       127,194,907    95,785,404
Less accumulated depreciation        (44,935,964)  (36,829,448)
                                     -----------   -----------
Net property, plant, and equipment   $82,258,943   $58,955,956
                                     ===========   ===========

6.   LINES OF CREDIT AND REVOLVING DEBT

On January 22, 1997, the Company entered into a new five-year Senior Credit Facility. At September 28, 1997, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Technologies Company). The Senior Credit Facility provides for advances up to (i) 85% of eligible accounts receivable, and (ii) the lesser of $12 million or 60% of eligible inventory, up to a maximum availability of $45 million. The Senior Credit Facility provides for the issuance of commercial and stand-by letters of credit up to a portion of the $45 million Senior Credit Facility. The Senior Credit Facility bears interest at rates based upon a prime or LIBOR rate, in each case plus an applicable basis point spread; and provides that the Company will pay an issuance fee with respect to letters of credit based on a percentage of the full amount of such letters of credit, and an unused line fee equal to a percentage of the unused portion of the Senior Credit Facility. The Senior Credit Facility contains customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.

The Company had borrowings outstanding under the Senior Credit Facility at September 28, 1997 of $1.7 million. Borrowings available under the line of credit were $25.1 million at September 28, 1997. Subsequent to the year end the maximum availability under the Senior Credit Facility was increased to $65 million.

                             LDM Technologies, Inc.

6.   LINES OF CREDIT AND REVOLVING DEBT (CONTINUED)

Como has a line of credit with a bank in an amount not to exceed at any time the lesser of $3.5 million or the sum of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $1 million. The outstanding balance on the line of credit was $1.7 million and $1.6 million at September 28, 1997 and September 30, 1996, respectively. The line of credit bears interest at the prime rate plus 0.5% (9% in 1997). The line of credit is collateralized by substantially all the assets of Como and is guaranteed by LDM Technologies, Inc. subject to a limit of $1 million. Additional borrowing availability on the line of credit was approximately $750,000 at September 28, 1997. The original agreement expired in January 1997, has not been formally replaced, and is currently operating on a day-by-day basis.

Como has borrowings under revolving debt of $180,000 due October 30, 1997, collateralized by certain Company assets. Interest is payable monthly at a variable rate (approximately 9.5% in 1997).

Summary of line of credit and revolving debt at September 28, 1997:

                                            SEPTEMBER 28,    SEPTEMBER 29,
                                                 1997           1996
                                            ------------------------------
Borrowings under lines of credit:
  LDM Technologies Inc                      $ 1,700,000        $         -
  LDM Canada - In Default                             -          3,634,290
  Como                                        1,649,689          1,620,976
                                            ------------------------------
                                              3,349,689          5,255,266
Borrowings under revolving debt:
  LDM Technologies, Inc. - In Default 1996            -         15,500,000
  Como                                          180,000            180,000
                                            ------------------------------
                                            $ 3,529,689        $20,935,266
                                            ==============================

There were no borrowings in default at September 28, 1997. Borrowings in default and not in default in aggregate for the year ended September 29, 1996 amounted to $19,134,290 and $1,800,976 respectively.

The weighted average interest rate on all short-term borrowings as of September 28, 1997 and September 29, 1996 was 8.66% and 7.91%, respectively.

                             LDM Technologies, Inc.

7.   LONG-TERM DEBT

On January 22, 1997, the Company issued, in a private placement, 10 3/4%
Senior Subordinated Notes due 2007, Series A, with an aggregate principal amount of $110 million. The net proceeds of the Offering, which amounted to $104 million, were used to repay debt in default amounting to $27.3 million, to repay a $2.7 million note payable to a former shareholder, to fund the $55.9 million acquisition of Molmec, to re-finance LDM Canada and for general corporate purposes.

On April 29, 1997, the Company exchanged its 10 3/4% Senior
Subordinated Notes due 2007, Series A, for 10 3/4% Senior Subordinated Notes due 2007, Series B ("the Notes"). The terms of the Series B Notes are identical to those of the Series A Notes, except for certain transfer restrictions and registration rights relating to the Series A Notes.

The Indenture under which the Notes were issued contains certain covenants, including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) restricted payments, (v) the sales of assets and subsidiary stock, (vi) mergers and consolidations, (vii) payment restrictions affecting subsidiaries and (viii) transactions with affiliates.

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. Up to 25% of the Notes may be redeemed on or before January 15, 2000, at 110.75% of the principal amount in the event of a Public Equity Offering. At September 28, 1997, the Notes are guaranteed by certain subsidiaries of the Company namely LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Canada but not by Como or LDM Mexico. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in Note 14.

The notes rank subordinate in right of payment to all existing and future Senior Debt.

The Company also obtained a replacement letter of credit with respect to its $8.8 million Multi-Option Adjustable Rate Notes and on acquisition of Molmec assumed Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $4,415,000.

                             LDM Technologies, Inc.

7.   LONG-TERM DEBT (CONTINUED)

Long-term debt at September 28, 1997 and September 29, 1996 consists of the following:


                                                    1997             1996
                                                    ----             ----
 Senior Subordinated Notes due 2007.              $110,000,000             -

  Multi-Option Adjustable Rate Notes, principal
   payable in various annual installments
   ranging from $240,000 to $780,000 through
   April 1, 2015, plus interest payable monthly
   at the higher of the 30 day commercial paper
   rate or 90 day commercial paper rate (5.5% at
   September 28, 1997).  Borrowings are
   collateralized by the corporate headquarters
   facility which has a carrying value of
   approximately $15,941,000 at September 28,
   1997.                                             8,580,000     8,800,000

 Variable Rate Demand Limited Obligation
  Revenue Bonds, principal payable in various
  annual installments through December 1, 2009,
  ranging from $630,000 to $160,000, plus
  variable interest (subject to a maximum of
  12%), payable semi-annually (3.9% during the
  year ended September 28, 1997),
  collateralized by a letter of credit.              4,415,000             -

 Other                                                 245,231       341,428

 Term loans payable to the Bank of Nova Scotia.              -     9,640,649

 Notes payable to Huntington National Bank                   -     8,981,111

 Note payable to former shareholder                          -     3,000,000
                                                  --------------------------
 Total                                            $123,240,231    30,763,188

 Current maturities of long-term debt                 (979,340)   (1,320,583)
 Long-term debt in default                                   -   (27,421,760)
                                                  --------------------------
 Long-term debt due after one year                $122,260,891    $2,020,845
                                                  ===========================

                             LDM Technologies, Inc.

7.   LONG-TERM DEBT (CONTINUED)

LDM Technologies, Inc. has the option to convert the interest rate on the Multi-Option Adjustable Rate Notes to the Six Month, One Year, Three Year, Five Year, Seven Year, or the Fixed Interest Rates Modes.


Annual maturities of long-term debt are as follows:


                FISCAL YEAR
                 1998           $    979,340
                 1999                900,412
                 2000                920,479
                 2001                900,000
                 2002                950,000
                 Thereafter      118,590,000
                                ------------
                 Total          $123,240,231
                                ============

8.   SEGMENT DATA FROM CONTINUING OPERATIONS

The Company currently operates in two principal industries; automotive components and consumer products. Machined parts operations for marine outboard engine manufacturers were discontinued in 1996. The Company's automotive components include the design and manufacture of plastic injection molded products for certain North American original equipment manufacturers of cars, minivans and sport utility vehicles. The Company's products include exterior and interior trim and under the hood components. The Company's consumer products segment manufactures plastic molded products for the consumer appliance, office products and commercial furniture markets.

                             LDM Technologies, Inc.

8.   SEGMENT DATA FROM CONTINUING OPERATIONS (CONTINUED)


                                                      YEAR  ENDED
                                      --------------------------------------------
                                      SEPTEMBER 28,  SEPTEMBER 29,   SEPTEMBER 24,
                                          1997           1996            1995
                                      --------------------------------------------
Net sales:
 Automotive products:
  U.S. operations                      $225,744,979    $161,060,637   $154,592,897
  Canadian operations                    45,461,786      36,970,296     34,709,953
                                       -------------------------------------------
                                        271,206,765     198,030,933    189,302,850
 Consumer and other non
  automotive products--Como              23,245,813      22,058,056     31,845,361
 Eliminations -- inter-segment
  sales                                  (1,432,817)     (2,330,095)      (156,866)
                                       -------------------------------------------
Total                                  $293,019,761    $217,758,894   $220,991,345
                                       ===========================================

Operating profit (loss):
 Automotive products:
  U.S. operations                      $ 16,635,433    $  9,712,195   $ 10,254,006
  Canadian operations                       752,938      (1,444,962)     2,300,345
                                       -------------------------------------------
                                         17,388,371       8,267,233     12,554,351
 Consumer and other non
  automotive products--Como                (859,317)        176,853      2,514,239
                                       -------------------------------------------
Total                                    16,529,054       8,444,086     15,068,590
Corporate expenses, net                     443,774          56,108        353,313
Interest expense                         11,076,165       3,279,904      3,177,826
                                       -------------------------------------------
Income from continuing
  operations before taxes,
  minority interest and
  extraordinary item                   $  5,009,115    $  5,108,074   $ 11,537,451
                                       ===========================================

                            LDM Technologies, Inc.

8.   SEGMENT DATA FROM CONTINUING OPERATIONS (CONTINUED)

                                                     YEAR ENDED
                                -----------------------------------------------------
                                  SEPTEMBER 28,     SEPTEMBER 29,      SEPTEMBER 24,
                                    1997                1996               1995
                                -----------------------------------------------------
Identifiable assets:
 Automotive products:
  U.S. operations                 $163,576,672      $ 81,966,346       $ 75,402,101
  Canadian operations               40,848,228        29,019,086         22,418,557
                                -----------------------------------------------------
                                   204,424,900       110,985,432         97,820,658
 Consumer and other non
  automotive products--Como          7,761,730         8,139,764          8,493,987
                                -----------------------------------------------------
Total assets                      $212,186,630      $119,125,196       $106,314,645
                                =====================================================
Depreciation and amortization
 expense:
 Automotive products:
  U.S. operations                 $  9,054,516      $  5,274,032       $  4,583,521
  Canadian operations                2,140,766         2,019,437          1,423,101
                                -----------------------------------------------------
                                    11,195,282         7,293,469          6,006,622
 Consumer and other non
  automotive products--Como            760,036           614,952            671,775
  Discontinued operations                    -            97,097             99,384
                                -----------------------------------------------------
Total depreciation and
 amortization                     $ 11,955,318      $  8,005,518       $  6,777,781
                                =====================================================
Capital expenditures:
 Automotive products:
  U.S. operations                 $ 10,521,216      $ 17,294,489       $ 12,248,949
  Canadian operations                2,174,169         2,502,058          2,219,873
                                -----------------------------------------------------
                                    12,695,385        19,796,547         14,468,822
 Consumer and other non
  automotive products--Como             80,218           401,048            387,365
 Discontinued operations                     -            88,783            293,785
                                -----------------------------------------------------
Total capital expenditures        $ 12,775,603      $ 20,286,378       $ 15,149,972
                                =====================================================

Headings above denoting U.S. operations and Canadian operations represent, respectively, LDM Technologies, Inc. and LDM Canada.

Operating profit is total revenue less operating expenses, excluding interest expense and general corporate expenses. Identifiable assets by industry include assets directly identified with those operations.

                             LDM Technologies, Inc.

8.   SEGMENT DATA FROM CONTINUING OPERATIONS (CONTINUED)

During the years ended September 1997, 1996 and 1995, approximately 93%, 90% and 86% of consolidated sales were to customers in the automotive industry. Following is a summary of customers that accounted for more than 10% of consolidated net product sales:


                                            YEAR ENDED
                            -------------------------------------------
                            SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 24,
                                1997           1996           1995
                            -------------------------------------------
Ford Motor Company           $114,446,000    $71,519,000    $60,925,000
General Motors Corporation     88,818,000     79,640,000     87,657,000
Volkswagen A.G                 15,856,000     19,172,000     25,963,000
                            -------------------------------------------

As of September 28, 1997, receivables from Ford Motor Company, General Motors Corporation, and Volkswagen A.G. represented 50%, 30% and 2% of total accounts receivable, respectively, and at September 29, 1996 receivables from said customers were 41%, 35% and 2% of total accounts receivable, respectively.

9.   RELATED PARTY TRANSACTIONS

Como leases its general office and plant facilities, in addition to certain computer and manufacturing equipment, from corporations whose directors and stockholders include Como's minority stockholder. Lease rental payments made to these corporations for 1997, 1996, and 1995 were $502,000, $487,000, and $533,300, respectively. Como also pays management fees to its minority stockholder based on a percentage of sales. Selling, general and administrative expenses include $63,055, $120,799, and $205,611 in 1997, 1996 and 1995, respectively, for management fees to the minority stockholder.

Through July 15, 1997, the Company leased certain corporate administrative facilities from its shareholders. Lease rental payments were $110,000 for the year ended September 28, 1997 and $156,000 for each of its two years ended in September, 1996 and 1995. The Company also paid the repairs and maintenance, insurance and property taxes on these facilities. During July, 1997, the Company purchased a 50% interest in the administrative facilities it previously leased from its shareholders. The purchase price totaled $714,000.

The Company formerly purchased tooling services from a related entity, which is owned by its stockholders. Such purchases totaled approximately $1,376,000 for the fiscal year ended in 1995. No such purchases were made in fiscal years ended in 1996 or 1997.

                            LDM Technologies, Inc.

10.  INCOME TAXES

The Company's provision for income taxes for continuing operations for the years ended September 28, 1997, September 29, 1996 and September 24, 1995 is comprised of the following:

                                           1997        1996        1995
                                       ------------------------------------
Domestic:
 Federal:
  Current                               $2,789,454  $2,770,364  $4,515,416
  Deferred                                (262,483)    612,181    (693,716)
                                       ------------------------------------
                                         2,526,971   3,382,545   3,821,700
State and local:
 Current                                   405,600     840,400   1,138,960
 Deferred                                  (29,100)     16,800     (14,400)
                                       ------------------------------------
                                           376,500     857,200   1,124,560
Foreign:
 Current                                    20,417      20,000      16,120
 Deferred                                 (835,417)   (246,000)     95,825
                                       ------------------------------------
                                          (815,000)   (226,000)    111,945
                                       ------------------------------------
Total income tax provision              $2,088,471  $4,013,745  $5,058,205
                                       ====================================

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 28, 1997 and September 29, 1996 deferred tax assets and liabilities are comprised of the following:

                                                       1997         1996
                                                   ---------------------------
  Deferred tax assets:
   Canadian net operating loss carryovers           $2,480,000     $2,528,000
   Accounts receivable                                 139,000         69,700
   Inventory                                           640,000        256,600
   Other accrued liabilities                           585,000        167,700
   Employee benefits                                   783,000        334,500
                                                   ---------------------------
 Total deferred tax assets                           4,627,000      3,356,500
 Less valuation allowances for Canadian loss
  carryovers                                                 -       (728,000)
                                                   ---------------------------
 Total net deferred tax asset                        4,627,000      2,628,500

 Deferred tax liabilities:
  Property, plant and equipment                      3,512,500      2,641,000
                                                   ---------------------------
 Net deferred tax asset (liability)                 $1,114,500      $ (12,500)
                                                   ===========================


                             LDM Technologies, Inc.

10.  INCOME TAXES (CONTINUED)

A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:


                                                      YEAR  ENDED
                                      ------------------------------------------
                                      SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 24,
                                          1997           1996           1995
                                          ----           ----           ----
Tax at federal statutory rate of 34%     $1,703,000     $1,736,745     $3,922,733
State and local taxes, net of
 federal tax  effect                        248,500        565,762        742,210
Settlement of prior years' income
 tax liabilities                                  -        581,574              -
Nondeductible expenses                      741,971        211,474        314,430
Reversal of valuation allowance for
 Canadian loss carryovers                  (728,000)              -              -
Effect of unrealized Canadian tax
 losses                                           -        857,000              -
Other, net                                  123,000         61,190         78,832
                                         ----------------------------------------
Provision for income taxes               $2,088,471     $4,013,745     $5,058,205
                                         ========================================

For Canadian income tax purposes, approximately $7,294,000 of net operating losses are available at September 28, 1997 for carryover against taxable income in future years. These carryovers expire $1,082,000 in 2002, $4,730,000 in 2003 and $1,482,000 in 2004. The
net operating loss carry forwards include timing differences, principally tax depreciation in excess of financial statement depreciation, of approximately $5,027,000, for which a $1,709,000 deferred tax liability has been recorded.

                             LDM Technologies, Inc.

11.  RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. and Como. Contributions by the Company are based on matching 50% of employees contributions, up to a maximum of 3% of earnings. Costs under the plans amounted to $296,410, $251,732, and $256,482 in 1997, 1996 and 1995, respectively.

12.  COMMITMENTS AND CONTINGENCIES

LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities, furniture and fixtures, and equipment. Rental expense, including short-term cancelable leases, approximated $2,227,000, $1,865,000, and $2,000,000 for the years ended September 28, 1997, September 29,
1996 and September 24, 1995, respectively. Future commitments under noncancelable operating leases are as follows:


                         RELATED    UNRELATED
FISCAL YEAR              PARTIES     PARTIES       TOTAL
-----------             ------------------------------------
1998                    $  509,412  $1,846,979    $2,356,391
1999                       509,412   1,710,384     2,219,796
2000                       509,412   1,462,258     1,971,670
2001                       509,412   1,203,884     1,713,296
2002                       509,412     906,920     1,416,332
Thereafter                 254,706   1,027,228     1,281,934
                        ------------------------------------
Total                   $2,801,766  $8,157,653   $10,959,419
                        ====================================

                             LDM Technologies, Inc.

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

STOCK REDEMPTION AGREEMENT

The Company and its two shareholders are party to a binding stock redemption agreement providing the following:

     - Upon the death of each shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $33,000,000. This amount is payable upon receipt of the proceeds of the life insurance policies owned by the Company on the shareholders life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

     - The Company is required to purchase and maintain life insurance policies of $33,000,000 on the lives of each of the shareholders for as long as the Stock Redemption Agreement is in effect. The aggregate premium for these policies presently approximates $1 million per year. Further, the Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

     - The Agreement may be terminated by mutual agreement of all parties or by any shareholder with respect to that shareholder's stock only.

CONTINGENCIES

Environmental Matters

The Company has an outstanding notification of violation or possible violation of certain permitted air emission levels for organic compounds at one of its plants. It is the Company's policy to accrue environmental expenses when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes that, based on available information, the ultimate liability with respect to this case will not materially exceed the recorded liability of $160,000; however, the ultimate resolution of such matters cannot be predicted with certainty.

The Company settled on an emission violation at a second facility during fiscal year 1997 for $188,000 of which $150,000 had been accrued in prior years and $38,000 was expensed in the current year.

                             LDM Technologies, Inc.

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company previously received letters from a corporation and a group of corporations, which have entered into agreements with the United States Environmental Protection Agency ("USEPA") to prepare remedial designs for curing two separate failed landfill sites. In each letter, the Company was identified as a potentially responsible party for its alleged waste disposal at such landfills. In the first case, a lawsuit was brought against the Company for which the USEPA subsequently agreed to provide contribution protection on payment of a nominal fee. Although subject to approval by the United States Assistant General Attorney, the plaintiff has indicated they will dismiss the lawsuit. In the second case, no lawsuit has yet been filed and the Company has no reason to believe that any liability associated with the particular landfill will materially exceed the recorded liability of $50,000; however the ultimate outcome of such matters cannot be predicted with certainty.

LITIGATION

During 1996 the Company issued purchase orders for certain equipment amounting to approximately $10 million. Subsequently the Company canceled the orders but in the fourth quarter of 1997 was sued by the supplier for damages and for specific performance under the contract. Based, in part, on the advice of legal counsel, the Company believes it can settle this litigation for approximately $1 million and has accrued this amount in the financial statements for the year ended September 28, 1997.

The Company accrues contingent liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs; however the Company does not believe any such charges will have a material effect on the Company's future results of operations and financial condition or liquidity.

                             LDM Technologies, Inc.

13.  SUBSEQUENT EVENTS (UNAUDITED)

BUSINESS ACQUISITIONS

On September 30, 1997, the Company acquired the entire voting stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and net tangible assets of Narens Design and Engineering, Inc. for approximately $27.5 million in cash, subject to certain adjustments. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On November 25, 1997, the Company acquired the business and certain assets comprising the 'Beienheim' plant of Aeroquip Corporation for approximately $8.6 million in cash, subject to certain adjustments. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

A summary of the preliminary allocation of the purchase price of each of the above acquisitions is as follows (amounts may be subject to change on completion of the respective closing processes):


IN THOUSANDS                         KENCO    BEIENHEIM
                                     ------------------
Current assets                       $12,732     $5,643
Net property, plant and equipment     13,373      5,532
Other liabilities                     (6,705)    (2,540)
                                     ------------------
Net tangible assets                   19,400      8,635
Goodwill                               8,100          -
                                     ------------------
Cost                                 $27,500     $8,635
                                     ==================

The acquisitions will be accounted for using the purchase method. Accordingly, the assets acquired and the liabilities assumed will be recorded at fair values and the excess of the purchase price over the net assets acquired will be recorded as goodwill and amortized over 15 years.

                             LDM Technologies, Inc.

13.  SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

The unaudited pro forma condensed consolidated results of operations of the Company for the fiscal year ended September 28, 1997, shown below, gives effect to the Molmec acquisition, the Kendallville acquisition, the Senior Credit Facility and the Initial Offering and the Kenco and Beienheim acquisitions as if such transactions had occurred on September 30, 1996. The unaudited pro forma consolidated financial information relies on preliminary information regarding the allocation of purchase price which may be subject to change when finalized. The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been had the transactions occurred on the dates indicated above or to project the Company's results of operations for any future period.

                                                           YEAR ENDED
                                                         SEPTEMBER 28,
                                                              1997
                                                         -------------
                                                         (IN THOUSANDS)
Net sales                                                   $416,520
Cost of sales                                                340,840
                                                            --------
Gross margin                                                  75,680
Selling, general and administrative expenses                  47,326
Other expenses, principally interest                          17,681
                                                            --------
Income from continuing operations before income
  taxes and minority interests                                10,673
Provision for income taxes                                     4,762
                                                            --------
Income from continuing operations before minority
  interest                                                     5,911
Minority interest                                                142
                                                            --------
Income from continuing operations                           $  6,053
                                                            ========

                             LDM Technologies, Inc.

14.  SUPPLEMENTAL GUARANTOR INFORMATION


The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes and the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies as described above. The non-guarantor subsidiaries are Como and LDM Mexico.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como and LDM Mexico (the "non-guarantor subsidiaries") is presented below. LDM Mexico did not have any operations prior to 1996 and ceased operations during the 1997 fiscal year. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the segment information in Note 8 and the summarized financial information below provide sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                            LDM Technologies, Inc.

14.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

               CONSOLIDATING BALANCE SHEET AT SEPTEMBER 28, 1997




                                                          UNCONSOLIDATED
                                            -----------------------------------------
                                                 LDM                        NON-
                                            TECHNOLOGIES,       LDM       GUARANTOR      CONSOLIDATING
                                                 INC.         CANADA     SUBSIDIARIES       ENTRIES       CONSOLIDATED
                                            --------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                        $     11,600  $ 4,598,044     $   22,560                    $  4,632,204
  Accounts receivable                           40,102,307    6,688,426      1,773,227    $ (2,751,820)     45,812,140
  Note receivable affiliates                    16,097,525                                 (16,097,525)
  Inventories                                   10,893,566    2,113,707      2,040,770                      15,048,043
  Mold costs                                     3,887,517    8,901,850      1,036,517                      13,825,884
  Prepaid expenses                               1,852,006      121,217         81,557                       2,054,780
  Refundable income taxes                                -                     390,169                         390,169
  Deferred income taxes                          1,851,700    2,575,000        200,300                       4,627,000
                                              ------------------------------------------------------------------------
Total current assets                            74,696,221   24,998,244      5,545,100     (18,849,345)     86,390,220


Net property, plant and equipment               64,072,964   16,238,750      1,947,229                      82,258,943
Investment in subsidiaries                       4,318,618                                  (4,318,618)
Goodwill                                        36,790,968                                                  36,790,968
Debt issue costs                                 5,732,858                                                   5,732,858
Other                                              679,703                     333,938                       1,013,641
                                              ------------------------------------------------------------------------
                                              $186,291,332  $41,236,994     $7,826,267    $(23,167,963)   $212,186,630
                                              ========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan            $1,700,000                  $1,829,689                    $  3,529,689
  Accounts payable                              21,261,752  $ 7,802,149      2,260,109    $ (3,171,657)     28,152,353
  Accrued liabilities                           12,791,577    2,069,662        800,927                      15,662,166
  Accrued compensation                           3,894,803      286,156        435,132                       4,616,091
  Advance mold payments from customers                       10,101,849        980,246                      11,082,095
  Income taxes payable                           1,631,437        8,327                                      1,639,764
  Note payable to affiliates                                                   350,000        (262,500)         87,500
  Current maturities of long-term debt             880,902                      98,438                         979,340
                                              ------------------------------------------------------------------------
Total current liabilities                       42,160,471   20,268,143      6,754,541      (3,434,157)     65,748,998

Long-term debt due after one year              122,256,261   15,413,454                    (15,408,824)    122,260,891
Deferred income taxes                            1,489,700    1,709,000        313,800                       3,512,500
Minority interests                                                                             279,341         279,341
Stockholders' equity:

  Common stock                                          60    5,856,307          1,000      (5,857,307)             60
  Additional paid-in capital                        94,072                     126,032        (126,032)         94,072
  Retained earnings                             20,290,768   (2,009,910)       630,894       1,441,199      20,352,951
  Currency translation adjustments                                                             (62,183)        (62,183)
                                              ------------------------------------------------------------------------
Total stockholders' equity                      20,384,900    3,846,397        757,926      (4,604,323)     20,384,900
                                              ------------------------------------------------------------------------
Total liabilities and stockholders' equity    $186,291,332  $41,236,994     $7,826,267    $(23,167,963)   $212,186,630
                                              ========================================================================

                            LDM Technologies, Inc.

              CONSOLIDATING BALANCE SHEET AT SEPTEMBER 29, 1996



                                                                    UNCONSOLIDATED
                                                    ----------------------------------------------
                                                           LDM
                                                       TECHNOLOGIES,       LDM        NON-GUARANTOR  CONSOLIDATING
                                                           INC.           CANADA      SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                    ----------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                  $     9,000     $    16,679    $ 2,096,183                  $  2,121,862
  Accounts receivable                                    25,469,229       9,405,208      1,912,005   $ (1,305,042)    35,481,400
  Note receivable affiliates                              3,908,824                                    (3,908,824)
  Inventories                                             7,056,362       3,017,494      1,759,346                    11,833,202
  Mold costs                                              4,284,317         398,630      2,446,027                     7,128,974
  Prepaid expenses                                          165,040         218,380         71,007                       454,427
  Refundable income taxes                                   364,725                                                      364,725
  Deferred income taxes                                     623,500                        205,000                       828,500
                                                    ----------------------------------------------------------------------------
Total current assets                                     41,880,997      13,056,391      8,489,568     (5,213,866)    58,213,090
Cash and equivalents restricted to use                      658,018                                                      658,018
Net property, plant and equipment, at cost               40,440,309      16,040,296      2,475,351                    58,955,956
Investment in subsidiaries                                  520,185                                      (520,185)
Debt issue costs                                            399,240                                                      399,240
Other                                                       148,273         165,283        585,336                       898,892
                                                    ----------------------------------------------------------------------------
                                                        $84,047,022     $29,261,970    $11,550,255   $ (5,734,051)  $119,125,196
                                                    ============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan                                                   $ 1,800,976                  $  1,800,976
  Lines of credit and loans in default                  $15,500,000     $ 3,634,290                                   19,134,290
  Accounts payable                                       18,151,697      11,896,488      2,091,252   $ (1,305,042)    30,834,395
  Demand note payable to shareholders                        87,500                                                       87,500
  Accrued liabilities                                     4,604,242         844,726      2,148,918                     7,597,886
  Accrued compensation                                    4,201,751                                                    4,201,751
  Advance mold payments                                                      44,752      3,616,294                     3,661,046
  Income taxes payable                                    2,451,124           8,443                                    2,459,567
  Note payable to affiliates                                              3,908,824                    (3,908,824)
  Current maturities of long-term debt                    1,080,000           4,333        236,250                     1,320,583
  Long-term debt in default                              17,781,111       9,640,649                                   27,421,760
                                                    ----------------------------------------------------------------------------
Total current liabilities                                63,857,425      29,982,505      9,893,690     (5,213,866)    98,519,754
Long-term debt due after one year                         1,920,000           2,407         98,438                     2,020,845
Deferred income taxes                                       526,000                        315,000                       841,000
Minority interests                                          421,532                                                      421,532
Stockholders' equity:
  Common stock                                                   60       1,350,000          1,000     (1,351,000)            60
  Additional paid-in capital                                 94,072                        132,532       (132,532)        94,072
  Retained earnings                                      17,290,116      (2,010,759)     1,109,595        901,164     17,290,116
  Currency translation adjustments                          (62,183)        (62,183)                       62,183        (62,183)
                                                    ----------------------------------------------------------------------------
Total stockholders' equity                               17,322,065        (722,942)     1,243,127       (520,185)    17,322,065
                                                    ----------------------------------------------------------------------------
Total liabilities and stockholders' equity              $84,047,022     $29,261,970    $11,550,255   $ (5,734,051)  $119,125,196
                                                    ============================================================================

                            LDM Technologies, Inc.

14.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED SEPTEMBER 28, 1997




                                                            UNCONSOLIDATED
                                              -----------------------------------------
                                                   LDM
                                              TECHNOLOGIES,      LDM      NON-GUARANTOR  CONSOLIDATING
                                                  INC.         CANADA     SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                              ----------------------------------------------------------------------
Net sales:
  Product sales                                $204,901,483  $38,426,722    $19,207,041   $(1,432,817)  $261,102,429
  Mold sales                                     20,843,496    7,035,064      4,038,772                   31,917,332
                                               ---------------------------------------------------------------------
                                                225,744,979   45,461,786     23,245,813    (1,432,817)   293,019,761
Cost of sales:
  Product cost of sales                         156,476,604   36,650,926     18,837,224    (1,432,817)   210,531,937
  Mold cost of sales                             20,425,268    6,485,171      3,487,149                   30,397,588
                                               ---------------------------------------------------------------------
                                                176,901,872   43,136,097     22,324,373    (1,432,817)   240,929,525
                                               ---------------------------------------------------------------------
Gross margin                                     48,843,107    2,325,689        921,440                   52,090,236
Selling, general and administrative expenses     32,395,947    1,572,751      1,780,757      (188,273)    35,561,182
                                               ---------------------------------------------------------------------
Operating profit (loss)                          16,447,160      752,938       (859,317)      188,273     16,529,054

Other expenses (income):
  Equity in net loss of subsidiaries                722,319                                  (722,319)             -
  Interest                                       10,498,863    1,567,463        249,716    (1,239,877)    11,076,165
  Other, net                                       (914,035)     (31,975)       (38,366)    1,428,150        443,774
                                               ---------------------------------------------------------------------
                                                 10,307,147    1,535,488        211,350      (534,046)    11,519,939
                                               ---------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes and minority interest       6,140,013     (782,550)    (1,070,667)      722,319      5,009,115
Provision for income taxes                        3,281,554     (845,583)      (347,500)                   2,088,471
                                               ---------------------------------------------------------------------
Income (loss) from continuing operations
  before minority interest                        2,858,459       63,033       (723,167)      722,319      2,920,644
Minority interest loss                              142,191                                                  142,191
                                               ---------------------------------------------------------------------
Net income (loss)                              $  3,000,650  $    63,033    $  (723,167)   $  722,319   $  3,062,835
                                               =====================================================================

                            LDM Technologies, Inc.

14.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                            CONSOLIDATING STATEMENT OF OPERATIONS

                            FOR THE YEAR ENDED SEPTEMBER 29, 1996




                                                                          UNCONSOLIDATED
                                                        -------------------------------------------
                                                             LDM
                                                        TECHNOLOGIES,      LDM       NON-GUARANTOR   CONSOLIDATING
                                                            INC.          CANADA      SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                        -------------------------------------------------------------------------
Net sales:
  Product sales                                          $142,228,576  $ 31,036,717     $21,535,462   $(2,330,095)   $192,470,660
  Mold sales                                               18,832,061     5,933,579         522,594                    25,288,234
                                                        -------------------------------------------------------------------------
                                                          161,060,637    36,970,296      22,058,056    (2,330,095)    217,758,894
Cost of sales:
  Product cost of sales                                   110,645,509    31,795,935      19,982,352    (2,330,095)    160,093,701
  Mold cost of sales                                       16,980,752     5,342,609         479,293                    22,802,654
                                                        -------------------------------------------------------------------------
                                                          127,626,261    37,138,544      20,461,645    (2,330,095)    182,896,355
                                                        -------------------------------------------------------------------------
Gross margin                                               33,434,376      (168,248)      1,596,411                    34,862,539
Selling, general and administrative expenses               23,722,181     1,276,714       1,419,558                    26,418,453
                                                        -------------------------------------------------------------------------
Operating profit (loss)                                     9,712,195    (1,444,962)        176,853                     8,444,086

Other expenses (income):
  Equity in net loss of subsidiaries                        2,530,671                                  (2,530,671)
  Interest                                                  1,833,929     1,218,107         227,868   $(5,734,051)      3,279,904
  Other, net                                                 (938,218)      531,026         463,300                        56,108
                                                        -------------------------------------------------------------------------
                                                            3,426,382     1,749,133         691,168    (2,530,671)      3,336,012
                                                        -------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes, minority interest and
  extraordinary item                                        6,285,813    (3,194,095)       (514,315)    2,530,671       5,108,074
Provision for income taxes                                  4,437,974      (226,229)       (198,000)                    4,013,745
                                                        -------------------------------------------------------------------------
Income (loss) from continuing operations
  before minority interest and extraordinary
  item                                                      1,847,839    (2,967,866)       (316,315)    2,530,671       1,094,329
Minority interest loss                                         79,078                                                      79,078
                                                        -------------------------------------------------------------------------
Income from continuing operations before
  extraordinary item                                        1,926,917    (2,967,866)       (316,315)    2,530,671       1,173,407
Loss from discontinued operations, net of
  income taxes and minority interest                          (57,610)                                                    (57,610)
                                                        -------------------------------------------------------------------------
Income (loss) before extraordinary item                     1,869,307    (2,967,866)       (316,315)    2,530,671       1,115,797
Extraordinary item, no income tax effect                                    753,510                                       753,510
                                                        -------------------------------------------------------------------------
Net income (loss)                                        $  1,869,307   $(2,214,356)      $(316,315)   $2,530,671    $  1,869,307
                                                        =========================================================================

                             LDM Technologies, Inc.

14.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED SEPTEMBER 24, 1995



                                                               UNCONSOLIDATED
                                               ---------------------------------------------
                                                     LDM
                                                 TECHNOLOGIES,      LDM                     CONSOLIDATING
                                                     INC.         CANADA         COMO          ENTRIES     CONSOLIDATED
                                               ------------------------------------------------------------------------
Net sales:
  Product sales                                $149,942,710    $33,777,902    $30,725,375   $  (156,866)   $214,289,121
  Mold sales                                      4,650,187        932,051      1,119,986                     6,702,224
                                               ------------------------------------------------------------------------
                                                154,592,897     34,709,953     31,845,361      (156,866)    220,991,345
Cost of sales:
  Product cost of sales                         119,669,153     29,884,687     26,660,582      (156,866)    176,057,556
  Mold cost of sales                              4,523,639        816,776      1,009,854                     6,350,269
                                               ------------------------------------------------------------------------
                                                124,192,792     30,701,463     27,670,436      (156,866)    182,407,825
                                               ------------------------------------------------------------------------
Gross margin                                     30,400,105      4,008,490      4,174,925                    38,583,520
Selling, general and administrative expenses     20,146,099      1,708,145      1,660,686                    23,514,930
                                               ------------------------------------------------------------------------
Operating profit                                 10,254,006      2,300,345      2,514,239                    15,068,590

Other expenses (income):
  Equity in net income of subsidiaries           (1,093,454)                                  1,093,454
  Interest                                        1,781,754      1,085,554        310,518                     3,177,826
  Other, net                                     (1,206,305)       937,576        622,042                       353,313
                                               ------------------------------------------------------------------------
                                                   (518,005)     2,023,130        932,560     1,093,454       3,531,139
                                               ------------------------------------------------------------------------
Income from continuing operations before
  income taxes, and minority interest            10,772,011        277,215      1,581,679    (1,093,454)     11,537,451
Provision for income taxes                        4,292,765        111,952        653,488                     5,058,205
                                               ------------------------------------------------------------------------
Income from continuing operations before
  minority interest                               6,479,246        165,263        928,191    (1,093,454)      6,479,246
Minority interest income                           (231,735)                                                   (231,735)
                                               ------------------------------------------------------------------------
Income from continuing operations                 6,247,511        165,263        928,191    (1,093,454)      6,247,511
Income from discontinued operations                  86,546                                                      86,546
                                               ------------------------------------------------------------------------
Net income                                     $  6,334,057    $   165,263    $   928,191   $(1,093,454)     $6,334,057
                                               ========================================================================

                             LDM Technologies, Inc.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 28,1997



                                                               UNCONSOLIDATED
                                               --------------------------------------------
                                                    LDM
                                               TECHNOLOGIES,       LDM       NON-GUARANTOR   CONSOLIDATING
                                                   INC.          CANADA      SUBSIDIARIES       ENTRIES    CONSOLIDATED
                                               ------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                               $   3,000,650    $    63,033     $(723,167)     $722,319    $  3,062,835
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Equity in subsidiaries losses                    722,319                                   (722,319)
     Depreciation and amortization                  9,054,516      2,140,766       760,036                    11,955,318
     (Gain) loss on sale of property and
       equipment                                     (151,253)                      (4,292)                     (155,545)
     Deferred income taxes                           (264,500)      (866,000)        3,500                    (1,127,000)
     Other                                            203,048        250,101                                     453,149
     Changes in assets and liabilities, net of
       the effect of the 1997 acquisitions
          Accounts and notes receivable            (8,222,482)     2,631,937       132,278                    (5,458,267)
          Inventory and mold costs                  2,164,494     (7,027,546)      (91,247)                   (4,954,299)
          Prepaid expenses                         (1,572,758)        89,922       (10,550)                   (1,493,386)
          Other assets                                 64,987        349,897                                     414,884
          Accounts payable and accrued
             liabilities                            2,319,638      4,488,594        82,527       466,011       7,356,770
          Income taxes payable                       (692,871)                     (25,444)                     (718,315)
                                                ------------------------------------------------------------------------
Net cash provided by operating
  activities                                        6,625,788      2,120,704       123,641       466,011       9,336,144
INVESTING ACTIVITIES
Purchase of Molmec (net of $2,704,958 cash
  received in acquisition)                        (53,197,708)                                               (53,197,708)
Additions to property, plant and equipment        (10,521,216)    (2,174,169)      (80,218)                  (12,775,603)
Purchase of Kendallville                           (7,158,703)                                                (7,158,703)
Proceeds from disposal of property, and
  equipment                                         1,768,667                        7,000                     1,775,667
Cash and cash equivalents restricted for
  construction of new corporate facility              658,018                                                    658,018
Disbursements to affiliates                       (12,587,352)                                12,587,352
Payments from affiliates                            1,553,363                                 (1,553,363)
Equity investment in  affiliate                    (4,500,000)     4,500,000
Other                                                (484,412)                                                  (484,412)
                                                ------------------------------------------------------------------------
Net cash (used for) provided by investing
activities                                        (84,469,343)     2,325,831       (73,218)   11,033,989     (71,182,741)
FINANCING ACTIVITIES
Proceeds from issuance of long term debt          103,961,497     11,500,000                 (11,500,000)    103,961,497
Payments on long-term debt                        (12,315,342)    (9,647,389)     (236,250)                  (22,198,981)
Net proceeds from Line of Credit/Revolver         (13,800,000)    (3,634,290)       28,713                   (17,405,577)
                                                ------------------------------------------------------------------------
Net cash provided (used) by financing
  activities                                       77,846,155     (1,781,679)     (207,537) $(11,500,000)     64,356,939
                                                ------------------------------------------------------------------------
Net increase (decrease) in cash                         2,600      2,664,856      (157,114)                    2,510,342
Cash at beginning of year                               9,000      1,933,188       179,674                     2,121,862
                                                ------------------------------------------------------------------------
Cash at end of year                             $      11,600    $ 4,598,044     $  22,560                  $  4,632,204
                                                =========================================================================

                             LDM Technologies, Inc.

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 29,1996




                                                                   UNCONSOLIDATED
                                                  ----------------------------------------------------
                                                        LDM
                                                   TECHNOLOGIES,      ARROW              NON-GUARANTOR  CONSOLIDATING
                                                        INC.         CANADA              SUBSIDIARIES      ENTRIES     CONSOLIDATED
                                                  ---------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                  $1,869,307      $(2,214,356)             $(316,315)     $2,530,671   $1,869,307
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Equity in subsidiaries losses                    2,530,671                                              (2,530,671)
   Depreciation and amortization                    5,371,129        2,019,437                614,952                    8,005,518
   Extraordinary gain on retirement of debt          (753,510)                                                            (753,510)
   (Gain) loss on sale of property and
     equipment                                        105,703                                  (2,850)                     102,853
   Deferred income taxes                              521,000         (250,019)               112,000                      382,981
   Other                                             (479,675)         (25,531)                                           (505,206)
   Changes in assets and liabilities, net of
    the effect of the distribution of IMCA:
      Accounts and notes receivable                (3,475,267)      (5,717,553)             1,813,638                   (7,379,182)
      Refundable income taxes                                                                (364,725)                    (364,725)
      Inventory and mold costs                      1,968,402         (698,478)            (2,244,454)                    (974,530)
      Prepaid expenses                                (25,153)         (40,738)               (12,570)                     (78,461)
      Other assets                                   (221,238)         228,235                                               6,997
      Accounts payable and accrued liabilities      3,582,795        6,266,630              2,397,607                   12,247,032
      Income taxes payable                            353,075             (163)                                            352,912
                                                 ----------------------------------------------------------------------------------
Net cash provided (used) by operating
 activities                                        11,347,239         (432,536)             1,997,283                   12,911,986
INVESTING ACTIVITIES
Additions to property, plant and equipment        (17,383,272)      (2,502,058)              (401,048)                 (20,286,378)
Proceeds from disposal of property, and
  equipment                                           269,310                                  15,000                      284,310
Cash and cash equivalents restricted for
  construction of new corporate facility            6,685,534                                                            6,685,534
Other                                               1,228,892                                  17,997                    1,246,889
                                                  ---------------------------------------------------------------------------------
Net cash used for investing activities             (9,199,536)      (2,502,058)              (368,051)                 (12,069,645)
FINANCING ACTIVITIES
Redemption of stockholder's interest,
 including cash owned by IMCA of $212,968          (4,712,968)                                                          (4,712,968)
Proceeds from issuance of long term debt           18,804,916        1,188,681                                          19,993,597
Borrowings on line of credit:
 Proceeds                                          12,099,999        4,387,482              1,815,540                   18,303,021
 Repayments                                       (13,800,000)      (2,679,830)              (990,415)                 (17,470,245)
Payments on notes payable and long-term debt      (15,734,104)                               (400,312)                 (16,134,416)
Other                                                 156,183                                   6,500                      162,683
                                                 ----------------------------------------------------------------------------------
Net cash provided (used) by financing
 activities                                        (3,185,974)       2,896,333                431,313                      141,672
                                                 ----------------------------------------------------------------------------------
Net increase (decrease) in cash                    (1,038,271)         (38,261)             2,060,545                      984,013
Cash at beginning of year                           1,047,271           54,940                 35,638                    1,137,849
                                                 ----------------------------------------------------------------------------------
Cash at end of year                                    $9,000          $16,679             $2,096,183                   $2,121,862
                                                 ==================================================================================

                             LDM Technologies, Inc.

14.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED SEPTEMBER 24, 1995





                                                    UNCONSOLIDATED
                                 ------------------------------------------------------
                                          LDM
                                     TECHNOLOGIES,      LDM                    DISCONTINUED  CONSOLIDATING
                                         INC.          CANADA        COMO       OPERATIONS      ENTRIES     CONSOLIDATED
                                 ---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                           $  6,247,511   $   165,263   $   928,191    $  86,546   $(1,093,454)  $  6,334,057
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Equity in subsidiaries earnings    (1,093,454)                                             1,093,454
    Depreciation and amortization       4,583,521     1,423,101       671,775       99,384                    6,777,781
    Gain on sale of property and
     equipment                            (20,686)                    (18,632)                                  (39,318)
    Deferred income taxes                (516,211)                    (96,000)                                 (612,211)
    Other                                 526,540                                                               526,540
    Changes in assets and
     liabilities:
     Accounts and notes receivable     (1,257,726)   (1,287,494)      213,997      414,933                   (1,916,290)
     Inventory and mold costs            (863,449)   (1,276,853)      887,138       (5,831)                  (1,258,995)
     Prepaid expenses                      60,338       (47,902)       46,380        1,045                       59,861
     Other assets                                                    (224,050)                                 (224,050)
     Accounts payable and accrued
        liabilities                     2,538,443     3,432,094      (378,700)    (338,342)                   5,253,495
     Income taxes payable                (102,272)       64,394                    (75,074)                    (112,952)
                                     ------------------------------------------------------------------------------------
Net cash provided by operating
  activities                           10,102,555     2,472,603     2,030,099      182,661                   14,787,918

INVESTING ACTIVITIES
Additions to property, plant
  and equipment                       (12,248,949)   (2,219,873)     (387,365)    (293,785)                 (15,149,972)
Proceeds from disposal of
  property and equipment                   80,000                      20,600                                   100,600
Cash and cash equivalents
  restricted for construction of
  new corporate facility               (7,343,552)                                                           (7,343,552)
Other                                    (605,460)     (617,319)                                             (1,222,779)
                                     ------------------------------------------------------------------------------------
Net cash used for investing
  activities                          (20,117,961)   (2,837,192)     (366,765)    (293,785)                 (23,615,703)

FINANCING ACTIVITIES
Proceeds from issuance of long
  term debt                             9,000,000                                                             9,000,000
Borrowings on line of credit:
  Proceeds                             18,270,000     1,932,151       697,923                                20,900,074
  Repayments                          (14,630,000)     (296,406)   (2,141,831)                              (17,068,237)
Payments on notes payable and
  long-term debt                       (1,764,650)   (1,315,102)     (450,000)                               (3,529,752)
Other                                    (312,315)                                                             (312,315)
                                     ------------------------------------------------------------------------------------
Net cash provided (used) by
  financing activities                 10,563,035       320,643    (1,893,908)                               (8,989,770)
                                     ------------------------------------------------------------------------------------
Net increase (decrease) in cash           547,629       (43,946)     (230,574)    (111,124)                     161,985
Cash at beginning of year                 263,300        98,886       266,212      347,466                      975,864
                                     ------------------------------------------------------------------------------------
Cash at end of year                  $    810,929   $    54,940       $35,638    $ 236,342                 $  1,137,849
                                     ====================================================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 1997.

                                           LDM TECHNOLOGIES, INC.


                                   By:     /s/ Richard J. Nash
                                           -----------------------
                                           Richard J. Nash
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                   By:     /s/ Gary E. Borushko
                                           --------------------
                                           Gary E. Borushko
                                           (Chief Financial Officer)


                                   By:     /s/ Joseph E. Blake
                                           -------------------
                                           Joseph E. Blake
                                           (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10th, 1997.

    Signature                             Title
    ---------                             -----

/s/ Joe Balous                           Director
-------------------
Joe Balous

/s/ Richard J. Nash                      Director
-------------------
Richard J. Nash

                              INDEX TO EXHIBITS

        EXHIBIT NO.                                        DESCRIPTION
        ------- ---                                        -----------

           3.1          Articles of Incorporation of LDM Technologies, Inc.
                        (the "Company"), as amended [3.1]*

           3.2          By-laws of the Company [3.5]*

           4.1 Indenture dated as of January 15, 1997 by and among the Company, LDM Holdings, LDM Partnership, LDM Canada and IBJ Schroder Bank & Trust Company, as Trustee [4.1]*

           4.2          Form of 10 3/4% Senior Subordinated Note Due 2007,
                        Series B [4.2]*

           4.3          Form of Guarantee [4.3]*

           10.1(a) Loan and Security Agreement dated as of January 22, 1997 ("Loan Agreement") by and between the Company, as Borrower, and BankAmerica Business Credit, Inc. ("BankAmerica"), as Agent for the Lenders [10.2]*

          10.1(b)       First Amendment to Loan Agreement dated May 1, 1997.

          10.1(c) Amendment No. 3 and Affirmation of Guaranties to Loan Agreement dated as of July 14, 1997.

          10.1(d) Amendment No. 3 and Affirmation of Guaranties to Loan Agreement dated as of September 30, 1997.

          10.1(e) Amendment No. 4 and Affirmation of Guaranties to Loan Agreement dated as of November 25, 1997.

          10.2 Intellectual Property Security Agreement dated as of January 22, 1997 made by the Company in favor of BankAmerica, as Agent for Lenders [10.4]*

          10.3 Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan corporation, and Kenco Plastics, Inc., a Kentucky corporation, and Narens Design & Engineering Co., a Michigan corporation, dated September 30, 1997 [1].**

          12            Statement of Ratio of Earnings to Fixed Charges

          21            Subsidiaries and Affiliates of the Company

          27            Financial Data Schedule


                The Exhibits marked with one asterisk were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819) and the Exhibit marked with two asterisks was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997, and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement on Form 8-K Report.