Form 10-Q
period 1997-12-28
LDM TECHNOLOGIES INC
filed 1998-02-11
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-21819

                             LDM TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                            38-2690171
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                           2500 EXECUTIVE HILLS DRIVE
                          AUBURN HILLS, MICHIGAN 48326
               (Address of principal executive offices) (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (248) 858-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                              YES X         NO

    Number of shares of common stock outstanding as of February 6, 1998: 600

                               Total pages: 21

                             Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX
                                                                                    PAGE NO.
                                                                                    --------
PART I                     FINANCIAL INFORMATION

ITEM 1                     FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets, December 28, 1997 and September 28, 1997         3

Condensed Consolidated Statements of Income, three months ended
         December 28, 1997 and December 29, 1996                                        4

Condensed Consolidated Statements of Cash Flows, three months ended
         December 28, 1997 and December 29, 1996                                        5

Notes to Condensed Consolidated Financial Statements                                    6

ITEM 2                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS                         15

PART II                    OTHER INFORMATION


ITEM 1     Legal Proceedings                                           Not applicable.

ITEM 2     Changes in Securities                                       Not applicable.

ITEM 3     Defaults upon Senior Securities                             Not applicable.


ITEM 4     Submission of Matters to a Vote of Security Holders         Not applicable.


ITEM 5     Other Information                                           Not applicable.

ITEM 6     Exhibits and Reports on Form 8-K                            (a) Exhibit 27-Financial Data Schedule
                                                                       (b) Not applicable.
           Signatures



                             LDM TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                    DECEMBER 28, 1997    SEPTEMBER 28, 1997
                                                                                        (UNAUDITED)            (NOTE)
                                                                                    -----------------    ------------------
                  ASSETS
Current assets:
     Cash                                                                                $   8,365          $   4,633
     Accounts Receivable                                                                    58,711             45,811
     Raw materials                                                                          12,593              8,988
     Work in process                                                                         2,185              1,626
     Finished goods                                                                          5,166              4,434
     Mold costs                                                                             18,887             13,825
     Deferred income taxes                                                                   4,726              4,627
     Other current assets                                                                    1,956              2,054
                                                                                         ---------          ---------
       Total current assets                                                                112,589             85,998
Net property, plant and equipment                                                           96,695             82,259
Goodwill, net                                                                               45,880             36,791
Debt issue costs, net                                                                        6,709              5,733
Other assets                                                                                   561              1,014
                                                                                         ---------          ---------
       Totals                                                                            $ 262,434          $ 211,795
                                                                                         =========          =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit and revolving loans                                                 $  37,681          $   3,530
     Accounts payable                                                                       33,960             28,152
     Accrued liabilities                                                                    16,975             13,107
     Accrued interest                                                                        5,693              2,555
     Accrued compensation                                                                    3,942              4,616
     Advance mold payments from customers                                                   11,881             11,082
     Income taxes payable                                                                    2,719              1,249
     Current maturities of long-term debt                                                    1,961                979
                                                                                         ---------          ---------
       Total current liabilities                                                           114,812             65,270
Long-term debt due after one year                                                          121,660            122,261
Deferred income taxes                                                                        3,789              3,513
Note payable to affiliates                                                                      87                 87
Minority interest                                                                              231                279

Stockholders' Equity:
     Common Stock (par value $.10, issued and outstanding 600 shares; authorized
     100,000 shares)
     Additional paid-in capital                                                                 94                 94
     Retained earnings                                                                      21,863             20,353
     Foreign currency translation adjustments                                                 (102)               (62)
                                                                                         ---------          ---------
     Total stockholders' equity                                                             21,855             20,385
                                                                                         ---------          ---------
       Totals                                                                            $ 262,434          $ 211,795
                                                                                         =========          =========

Note: The balance sheet at September 28, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                          (UNAUDITED)
                                                           ------------------------------------------
                                                                       THREE MONTHS ENDED
                                                           ------------------------------------------
                                                           DECEMBER 28, 1997        DECEMBER 29, 1996
                                                           -----------------        -----------------
Revenues
     Net product sales                                         $  93,707                $  51,059
     Net mold sales                                                6,589                    1,206
                                                               ---------                ---------
                                                                 100,296                   52,265

Cost of Sales
     Cost of product sales                                        76,536                   43,525
     Cost of mold sales                                            5,838                      792
                                                               ---------                ---------
                                                                  82,374                   44,317
                                                               ---------                ---------

Gross margin                                                      17,922                    7,948

Selling, general and administrative expenses                      11,097                    6,263
                                                               ---------                ---------

Operating profit                                                   6,825                    1,685
Interest expense                                                  (3,933)                  (1,124)
Other income, net                                                   (122)                     294
                                                               ---------                ---------

Income before income taxes and minority interest                   2,770                      855

Provision for income taxes                                         1,308                      448
                                                               ---------                ---------
Income before minority interest                                    1,462                      407
Minority interest                                                     48                       51
                                                               =========                =========
Net income                                                     $   1,510                $     458
                                                               =========                =========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                (UNAUDITED)
                                                                                 -----------------------------------------
                                                                                             THREE MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                 DECEMBER 28, 1997       DECEMBER 29, 1996
                                                                                 -----------------       -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $  7,855                $  4,492

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                                          (958)                 (5,300)
     Proceeds from disposal of property, plant and equipment                              166                       2
     Use of investments restricted to property, plant and equipment                                               279
     Good faith deposit for purchase of Molmec, Inc.                                                           (2,000)
     Good faith deposit for purchase of Huron Plastics Group, Inc.                     (1,000)
     Purchase of LDM Germany                                                           (9,706)
     Purchase of Kenco Plastics net of $500 cash acquired                             (27,000)
                                                                                     --------                --------
                      NET CASH USED FOR INVESTING ACTIVITIES                          (38,498)                 (7,019)

CASH FLOWS FROM FINANCING ACTIVITIES
     Costs associated with debt acquisition                                              (167)                   (443)
     Proceeds from long-term debt issuance                                                876
     Payments on long-term debt                                                          (845)                   (683)
     Net borrowings on line of credit                                                  34,511                   3,351
                                                                                     --------                --------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                        34,375                   2,225
                                                                                     --------                --------

Net cash change                                                                         3,732                    (302)
Cash at beginning of period                                                             4,633                   2,122
                                                                                     ========                ========
Cash at end of period                                                                $  8,365                $  1,820
                                                                                     ========                ========

SUPPLEMENTAL INFORMATION
     Depreciation and amortization                                                   $  3,955                $  1,979
                                                                                     ========                ========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation of S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending December 1997 and 1996 are not necessarily indicative of the results that may be expected for the year ending September 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1997.

2. PURCHASES OF MOLMEC, AEROQUIP KENDALLVILLE - INDIANA FACILITY, KENCO PLASTICS, AND AEROQUIP BEIENHEIM - GERMANY FACILITY

On January 22, 1997, the Company purchased the business and certain net assets of Molmec, Inc. (a manufacturer of automotive under the hood plastics products) for approximately $55.9 million. The acquisition was financed by the issuance of debt as described in note 4.

On April 25, 1997, the Company purchased the business and certain net assets of Aeroquip, Inc.'s Kendallville, Indiana Facility (a manufacturer of automotive plastic air register vents). The purchase price was approximately $6.9 million. The acquisition was financed with working capital.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


On September 30, 1997, the Company acquired the entire voting stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and net tangible assets of Narens Design and Engineering, Inc. for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On November 25, 1997, the Company acquired the business and certain assets comprising the `Beienheim' plant of Aeroquip Corporation for approximately $8.6 million in cash subject to certain adjustments. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

Each of the above described acquisitions were accounted for using the purchase method. Accordingly, the assets acquired and liabilities assumed were recorded at fair values and the excess of the purchase price over the net assets acquired was recorded as goodwill which will be amortized over 15 years using the straight-line method.

The pro forma unaudited results of operations for the three months ended December 28, 1997 and December 29, 1996, assuming consummation of the purchases and issuance of the debt as described in note 4 had occurred on September 30, 1996, are as follows:

                                             For three months ended
                                   December 28, 1997         December 29, 1996
                                   -----------------         -----------------
                                             (dollars in thousands)
          Net sales                     $106,249                 $98,510
          Net income                      $1,445                  $1,192

3. ACQUISITION SUBSEQUENT TO FIRST QUARTER 1998

On February 6, 1998, LDM acquired the stock of Huron Plastics Group, Inc. and substantially all the assets of Tadim, Inc. (collectively referred to herein as "HPG") for $65.1 million in cash and the assumption of certain liabilities. The transaction was funded with proceeds from a $66.0 million dollar term loan issued by the Company's senior lender. HPG's sales and net income for its fiscal year ended March 31, 1997 were $88.1 million and $0.8 million, respectively. HPG manufactures a wide variety of interior trim, underhood and functional components for many automotive customers, including Ford, Chrysler, General Motors, Bundy, TRW, and Johnson Controls.

4.  ISSUANCE OF DEBT

On January 22, 1997, the Company issued $110 million aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2007. The net proceeds, which amounted to approximately $105 million, were used to repay debt in default amounting to $37.8 million, to repay the $3 million note payable to a former shareholder, to fund the Molmec acquisition described in note 2, and for general corporate purposes. In addition, the Company obtained a new senior credit facility which provides available borrowings of $45 million under revolving loans.


5.  COMMITMENTS AND CONTINGENCIES

There have not been any significant changes in commitments and contingencies from the matters described in footnote 12 of the Company's consolidated financial statements as of and for the year ended September 28, 1997.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


6.  SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, and the standby letter of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes are obligations of LDM Technologies, Inc. and are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company, ("LDM Canada") and certain holding companies (LDM
Holdings L.L.C., and LDM Canada Limited Partnership). Distributions by the guarantor subsidiaries to the Company are restricted so long as the above described Notes are outstanding. Non-guarantor subsidiaries consist of Como, a 75% owned subsidiary, and LDM Germany (`Beienheim'), a wholly-owned subsidiary.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada, and nonguarantor subsidiaries is presented below.

                             LDM TECHNOLOGIES, INC.
    CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 28, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         LDM
                                                     TECHNOLOGIES,          LDM         NONGUARANTOR    CONSOLIDATING
                                                         INC.             CANADA        SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                         ----             ------        ------------       -------      ------------
                        ASSETS
Current assets:
     Cash                                                     $28          $4,712           $3,625                          $8,365
     Accounts receivable                                   50,453           4,499            6,078        ($2,319)          58,711
     Notes receivable from affiliates                      18,672                                         (18,672)
     Raw materials                                          8,385           1,378            2,830                          12,593
     Work in process                                        1,794             215              176                           2,185
     Finished goods                                         4,447             395              324                           5,166
     Mold costs                                             4,070          11,845            2,972                          18,887
     Deferred income taxes                                  4,521                              205                           4,726
     Other current assets                                   1,819              62               75                           1,956
                                                    -------------------------------------------------------------------------------
          Total current assets                             94,189          23,106           16,285        (20,991)         112,589

Net property, plant and equipment                          74,078          15,516            7,101                          96,695
Investment in subsidiaries                                 13,389                                         (13,389)
Goodwill, net                                              45,829                               51                          45,880
Debt issue costs, net                                       6,709                                                            6,709
Other assets                                                  556                                5                             561
                                                    -------------------------------------------------------------------------------
               Totals                                    $234,750         $38,622          $23,442       ($34,380)        $262,434
                                                    ===============================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit and revolving loans                  $35,284                           $2,397                         $37,681
     Accounts payable                                      27,220          $5,636            4,362        ($3,258)          33,960
     Accrued liabilities                                   11,509           3,938            1,528                          16,975
     Accrued interest                                       5,693                                                            5,693
     Accrued compensation                                   1,991             324            1,627                           3,942
     Advance mold payments from customers                                  10,800            1,081                          11,881
     Income taxes payable                                   3,316                            (597)                           2,719
     Current maturities of long-term debt                   1,742                              219                           1,961
                                                    -------------------------------------------------------------------------------
          Total current liabilities                        86,755          20,698           10,617         (3,258)         114,812
Long-term debt due after one year                         121,660                                                          121,660
Deferred income taxes                                       3,512            (38)              315                           3,789
Note payable to affiliates                                                 15,409              350        (15,672)              87
Minority interest                                             231                                                              231

Stockholders' Equity
     Common stock                                                           5,857           11,759        (17,616)
     Additional paid-in capital                                94                              126           (126)              94
     Retained earnings                                     22,560         (3,304)              315           2,292          21,863
     Foreign currency translation adjustments                (62)                             (40)                           (102)
                                                    -------------------------------------------------------------------------------
          Total stockholders' equity                       22,592           2,553           12,160        (15,450)          21,855
                                                    -------------------------------------------------------------------------------
               Totals                                    $234,750         $38,622          $23,442       ($34,380)        $262,434
                                                    ===============================================================================

                             LDM TECHNOLOGIES, INC.
   CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 28, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       LDM
                                                  TECHNOLOGIES,        LDM         NONGUARANTOR    CONSOLIDATING
                                                      INC.           CANADA        SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                      ----           ------        ------------       -------      ------------
                        ASSETS
Current assets:
     Cash                                                    $12          $4,598              $23                          $4,633
     Accounts receivable                                  40,102           6,688            1,773        ($2,752)          45,811
     Notes receivable from affiliates                     16,098                                         (16,098)
     Raw materials                                         6,046           1,422            1,520                           8,988
     Work in process                                       1,173             310              143                           1,626
     Finished goods                                        3,674             382              378                           4,434
     Mold costs                                            3,887           8,902            1,036                          13,825
     Deferred income taxes                                 1,852           2,575              200                           4,627
     Other current assets                                  1,851             121               82                           2,054
                                                 ---------------------------------------------------------------------------------
          Total current assets                            74,695          24,998            5,155        (18,850)          85,998

Net property, plant and equipment                         64,073          16,239            1,947                          82,259
Investment in subsidiaries                                 4,536                                          (4,536)
Goodwill, net                                             36,791                                                           36,791
Debt issue costs, net                                      5,733                                                            5,733
Other assets                                                 680                              334                           1,014
                                                 ---------------------------------------------------------------------------------
               Totals                                   $186,508         $41,237           $7,436       ($23,386)        $211,795
                                                 =================================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Lines of credit and revolving loans                  $1,700                           $1,830                          $3,530
     Accounts payable                                     21,262          $7,802            2,260        ($3,172)          28,152
     Accrued liabilities                                  10,236           2,070              801                          13,107
     Accrued interest                                      2,555                                                            2,555
     Accrued compensation                                  3,895             286              435                           4,616
     Advance mold payments from customers                                 10,102              980                          11,082
     Income taxes payable                                  1,631               8            (390)                           1,249
     Current maturities of long-term debt                    881                               98                             979
                                                 ---------------------------------------------------------------------------------
          Total current liabilities                       42,160          20,268            6,014         (3,172)          65,270
Long-term debt due after one year                        122,256               5                                          122,261
Deferred income taxes                                      1,490           1,709              314                           3,513
Note payable to affiliates                                                15,408              350        (15,671)              87
Minority interest                                            279                                                              279

Stockholders' Equity
     Common stock                                                          5,857                1         (5,858)
     Additional paid-in capital                               94                              126           (126)              94
     Retained earnings                                    20,291         (2,010)              631           1,441          20,353
     Foreign currency translation adjustments               (62)                                                             (62)
                                                 ---------------------------------------------------------------------------------
          Total stockholders' equity                      20,323           3,847              758         (4,543)          20,385
                                                 ---------------------------------------------------------------------------------
               Totals                                   $186,508         $41,237           $7,436       ($23,386)        $211,795
                                                 =================================================================================

                             LDM TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED
                          DECEMBER 28, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         LDM
                                                    TECHNOLOGIES,         LDM         NONGUARANTOR    CONSOLIDATING
                                                         INC.           CANADA        SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                         ----           ------        ------------       -------      ------------
Revenues:
  Net product sales                                       $77,082          $9,807           $7,046          ($228)         $93,707
  Net mold sales                                            6,541              43                5                           6,589
                                                   --------------------------------------------------------------------------------
                                                           83,623           9,850            7,051           (228)         100,296
Cost of Sales
  Cost of product sales                                    60,600           9,238            6,926           (228)          76,536
  Cost of mold sales                                        5,799              32                7                           5,838
                                                   --------------------------------------------------------------------------------
                                                           66,399           9,270            6,933           (228)          82,374
                                                   --------------------------------------------------------------------------------

Gross margin                                               17,224             580              118                          17,922

Selling, general and administrative expenses               10,197             364              536                          11,097
                                                   --------------------------------------------------------------------------------

Operating profit (loss)                                     7,027             216            (418)                           6,825
Interest expense                                          (3,885)           (419)             (62)             433         (3,933)
Other income (expense), net                                   591           (263)             (17)           (433)           (122)
Equity in net loss of subsidiaries                          (744)                                              744
                                                   --------------------------------------------------------------------------------

Income (loss) before income taxes and minority              2,989           (466)            (497)             744           2,770
     interest

Provision (credit) for income taxes                         1,527            (38)            (181)                           1,308
                                                   --------------------------------------------------------------------------------
Income (loss) before minority interest                      1,462           (428)            (316)             744           1,462
Minority interest                                              48                                                               48
                                                   --------------------------------------------------------------------------------

Net income (loss)                                          $1,510          ($428)           ($316)            $744          $1,510
                                                   ================================================================================

                             LDM TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED
                          DECEMBER 29, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            LDM
                                                       TECHNOLOGIES,      LDM         NONGUARANTOR    CONSOLIDATING
                                                           INC.          CANADA       SUBSIDIARIES       ENTRIES       CONSOLIDATED
                                                           ----          ------       ------------       -------       ------------
Revenues:
  Net product sales                                      $37,416         $8,158          $5,939           ($454)         $51,059
  Net mold sales                                             876            311              19                            1,206
                                                      ---------------------------------------------------------------------------
                                                          38,292          8,469           5,958            (454)          52,265
Cost of Sales
  Cost of product sales                                   28,957          9,279           5,743            (454)          43,525
  Cost of mold sales                                         505            272              15                              792
                                                      ---------------------------------------------------------------------------
                                                          29,462          9,551           5,758            (454)          44,317
                                                      ---------------------------------------------------------------------------

Gross margin                                               8,830        (1,082)             200                            7,948

Selling, general and administrative expenses               5,227            518             518                            6,263
                                                      ---------------------------------------------------------------------------

Operating profit (loss)                                    3,603        (1,600)           (318)                            1,685
Interest expense                                           (808)          (312)            (62)               58         (1,124)
Other income (expense), net                                   86            259               7             (58)             294
Equity in net loss of subsidiaries                       (1,315)                                           1,315
                                                      ---------------------------------------------------------------------------

Income (loss) before income taxes and minority             1,566        (1,653)           (373)            1,315             855
     interest

Provision (credit) for income taxes                        1,159          (579)           (132)                              448
                                                      ---------------------------------------------------------------------------
Income (loss) before minority interest                       407        (1,074)           (241)            1,315             407
Minority interest                                             51                                                              51
                                                      ---------------------------------------------------------------------------

Net income (loss)                                           $458       ($1,074)          ($241)           $1,315            $458
                                                      ===========================================================================


                             LDM TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED
                          DECEMBER 28, 1997 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             LDM
                                                        TECHNOLOGIES,        LDM       NONGUARANTOR    CONSOLIDATING
                                                            INC.           CANADA      SUBSIDIARIES       ENTRIES      CONSOLIDATED
                                                            ----           ------      ------------       -------      ------------

      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          $6,782        $177             $898            ($2)          $7,855

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                       (864)        (58)             (36)                           (958)
Proceeds from disposals of property, plant and equipment           166                                                          166
Good faith deposit for Huron Plastics, Inc.                    (1,000)                                                      (1,000)
Purchase of LDM Germany                                        (9,706)                                                      (9,706)
Purchase of Kenco, net of $500 cash acquired                  (27,000)                                                     (27,000)
                                                       -----------------------------------------------------------------------------
      NET CASH USED FOR INVESTING ACTIVITIES                  (38,404)        (58)             (36)                        (38,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (to)/from affiliates                                 (2,054)                        2,052              2
Costs associated with debt acquisition                           (167)                                                        (167)
Proceeds from long-term debt                                       876                                                          876
Payments on long-term debt                                       (601)         (5)            (239)                           (845)
Net proceeds from line of credit borrowings                     33,584                          927                          34,511
                                                       -----------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 31,638         (5)            2,740              2           34,375
                                                       -----------------------------------------------------------------------------

Net cash change                                                     16         114            3,602                           3,732
Cash at beginning of period                                         12       4,598               23                           4,633
                                                       =============================================================================
Cash at end of period                                              $28      $4,712           $3,625          $               $8,365
                                                       =============================================================================

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                                   $3,165        $499             $291                          $3,955
                                                       =============================================================================

                             LDM TECHNOLOGIES, INC.
     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THREE MONTHS ENDED
                          DECEMBER 29, 1996 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  LDM
                                                             TECHNOLOGIES,                         NON GUARANTOR
                                                                   INC.           LDM CANADA         SUBSIDIARY       CONSOLIDATED
                                                                   ----           ----------         ----------       ------------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              $2,183          $2,239                 $70              $4,492

Cash flows from investing activities
Additions to property, plant and equipment                          (2,886)         (2,192)               (222)             (5,300)
Proceeds from disposals of property, plant and equipment                  2                                                      2
Use of investments restricted to property, plant and equipment          279                                                    279
Good faith deposit for purchase of Molmec                           (2,000)                                                 (2,000)
                                                                --------------------------------------------------------------------
       NET CASH USED FOR INVESTING ACTIVITIES                       (4,605)         (2,192)               (222)             (7,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Costs associated with debt acquisition                                (443)                                                   (443)
Payments on long-term debt                                            (683)                                                   (683)
Net proceeds (repayments) from (on) line of credit borrowings        3,549            (60)               (138)               3,351
                                                                --------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,423            (60)               (138)               2,225
                                                                --------------------------------------------------------------------
Net cash change                                                           1            (13)               (290)               (302)
Cash at beginning of period                                               9              17               2,096               2,122
                                                                --------------------------------------------------------------------
Cash at end of period                                                   $10              $4              $1,806              $1,820
                                                                ====================================================================

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                                        $1,251            $534                $194              $1,979
                                                                ====================================================================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The Company's financial results for the quarter ended December 28, 1997 (first quarter of fiscal 1998) continue to reflect the positive impact of its strategic initiatives, which include its acquisitions over the last twelve months and efforts to control costs.

FIRST QUARTER 1998 ACQUISITIONS

KENCO: On September 30, 1997, the Company acquired the entire outstanding stock of Kenco Plastics, Inc. of Michigan, Kenco Plastics, Inc. of Kentucky and the business and net tangible assets of Narens Design and Engineering, Inc. (collectively referred to herein as "Kenco") for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the Company's Senior Credit Facility. Kenco designs and manufactures a full range of blow molded plastic parts including HVAC components, air induction components, functional components, and fluid reservoirs at six manufacturing locations in Michigan, Kentucky, and Tennessee. Kenco's customers include Chrysler, Ford, General Motors, Mercedes, Mitsubishi, and Toyota. Kenco's net sales for the twelve month period ended September 28, 1997 were approximately $60.5 million.

BEIENHEIM: On November 25, 1997, the Company acquired substantially all of the operating assets of Aeroquip Vickers International GmbH, related to its manufacturing operation located in Beienheim Germany for approximately $9.1 million in cash, and the assumption of approximately $2.5 million of liabilities, subject to certain adjustments. The acquisition was made through the Company's newly formed German subsidiary and was financed with additional borrowings under the Company's Senior Credit Facility. The Beienheim facility manufactures various interior trim components, exterior trim components, and under the hood components supplied primarily to European automotive OEM's. Beienheim's customers include Ford, Opel, and Audi. Net sales for the Beienheim facility over the twelve month period ended September 28, 1997 were approximately $33.0 million.

FISCAL YEAR 1997 ACQUISITIONS

MOLMEC: On January 22, 1997, LDM acquired substantially all the assets of Molmec for approximately $55.9 million in cash and the assumption of certain liabilities including $4.6 million of indebtedness and $8.4 million of current liabilities. Molmec is an industry leader in the design, manufacture, and integration of fluid and air management components and under the hood assemblies.

KENDALLVILLE: On April 25, 1997, the Company acquired certain assets of Aeroquip Corporation's Kendallville Indiana plant for $7.2 million in cash. The Kendallville plant manufactures automotive air vents.

ACQUISITION SUBSEQUENT TO FIRST QUARTER 1998

On February 6, 1998, LDM acquired the stock of Huron Plastics Group, Inc. and substantially all the assets of Tadim, Inc. (collectively referred to herein as "HPG") for $65.1 million in cash and the assumption of certain liabilities. The transaction was funded with proceeds from a $66.0 million dollar term loan issued by the Company's senior lender. HPG's sales and net income for its fiscal year ended March 31, 1997 were $88.1 million and $0.8 million, respectively. HPG manufactures a wide variety of interior trim, underhood and functional components for many automotive customers, including Ford, Chrysler, General Motors, Bundy, TRW, and Johnson Controls.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER  28, 1997 COMPARED TO THE QUARTER ENDED DECEMBER 29, 1996

Net sales for the quarter ended December 28, 1997 ("first quarter 1998") were $100.3 million, an increase of $48.0 million, or 91.9%, from the quarter ended December 29, 1996 ("first quarter 1997"). First quarter 1998 net sales were comprised of approximately $89.0 million of automotive product sales, $4.7 million of consumer and other product sales and $6.6 million of tooling sales. The growth in net sales is primarily the result of acquisitions described previously herein.

Gross margin was $17.9 million or 17.9% of net sales for the first quarter 1998 compared with $7.9 million or 15.2% of net sales for the first quarter 1997. First quarter 1998 gross margin related to product sales was $17.2 million or 18.3% of net product sales compared to $7.5 million or 14.8% of net product sales for the first quarter of 1997. The increase in gross margin related to product sales is the result of the relative favorability of the product sales gross margin provided by the aforementioned acquisitions and operating improvements made at the Company's other manufacturing facilities.

Selling, General and Administrative (SG&A) expense for the first quarter 1998 was $11.1 million, or 11.1% of net sales compared to $6.3 million, or 12.0% of net sales for the first quarter of 1997. The reduction in SG&A expense (expressed as a percentage of net sales) is the result of relatively low SG&A expenses related to the Company's recent acquisitions.

Interest expense for the first quarter of 1998 was $3.9 million compared to $1.1 million for the first quarter of 1997. The increase in interest expense is primarily due to the additional outstanding debt related to the aforementioned acquisitions and the incremental interest expense related to the January 1997 refinancing of the Company's debt with the issuance of $110.0 million of 10 3/4% Senior Subordinated Notes due 2007.

The provision for income taxes made for the first quarter of 1998 was $1.3 million. The effective tax rate for the first quarter of 1998 was 47.3% compared to 52.4%. The rate difference relates principally to certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of December 28, 1997, the Company had $121.7 million of long-term debt outstanding, $39.6 million of revolving loans and current maturities of long-term debt outstanding, and $15.6 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in first quarter 1998 was $7.9 million compared to $4.5 million of cash provided by operating activities in the same period in 1997. The increase in cash provided by operating activities was primarily the result of additional earnings and non-cash expenses related to the Company's previously mentioned acquisitions.

Capital expenditures for first quarter 1998 were $1.0 million compared to $5.3 million for first quarter 1997. The Company believes its capital expenditures (exclusive of the HPG acquisition) will be approximately $20.0 million in fiscal year 1998, and approximately $15 million in fiscal years 1999 and 2000. The majority of the Company's fiscal 1998 capital expenditures will be used to facilitize for new programs launching in fiscal 1999, install a new enterprise-wide information system and upgrade certain elements of the newly acquired facilities to LDM standards. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

YEAR 2000 COMPLIANCE

The information technology systems at LDM are not Year 2000 compliant. On or before June 30, 1999, LDM plans to have purchased, implemented, and tested new information technology systems that are fully Year 2000 compliant. The expenditure required to replace LDM's existing information technology systems with Year 2000 compliant systems is estimated to be $1 to $3 million over the next one and a half years.

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.                  Not applicable.

ITEM 2.    Changes in Securities.              Not applicable.

ITEM 3.    Defaults upon Senior Securities.    Not applicable.


ITEM 4.    Submission of Matters to a Vote     Not applicable.
           of Security Holders.

ITEM 5.    Other Information.                  Not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.   (a) Exhibit 27-Financial Data Schedule
                                               (b) The registrant filed a Current Report
                                                   on form 8-K dated September 30, 1997 as to the Kenco
                                                   acquisition and filed a Current Report on form 8-K
                                                   dated November 25, 1997 as to the Bereheim acquisition.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         LDM TECHNOLOGIES, INC.

                                         By: /s/ GARY E. BORUSHKO
                                             --------------------
                                                 Gary E. Borushko
                                                 Chief Financial Officer

                                             /s/ GARY E. BORUSHKO
                                             --------------------
                                                 Gary E. Borushko
                                                 Chief Financial Officer

                                             /s/ JOSEPH E. BLAKE
                                             -------------------
                                                 Director of Finance
                                                 Chief Accounting Officer



                                                 Date:  February 11, 1998

                                INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
    27                          Financial Data Schedule