Form 10-Q
period 1998-03-29
LDM TECHNOLOGIES INC
filed 1998-05-13
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



         (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998


                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             LDM Technologies, Inc.
             (Exact name of registrant as specified in its charter)


           Michigan                  333-21819                38-2690171
           --------                  ---------                ----------
  (State or other jurisdiction      (Commission           (I.R.S. Employer
         of incorporation)          File Number)          Identification No.)


            2500 Executive Hills Drive, Auburn Hills, Michigan 48326
               (Address of principal executive offices) (Zip Code)


        Registrant's telephone number, including area code (248) 858-2800

Indicate by check mark whether the registrant has filed all reports required to be filed by sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                     YES X             NO

       Number of shares common stock outstanding as of May 8, 1998: 600

                                  Total pages:  24

                              Listing of exhibits:  23

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                              Page No.
                                                                              --------
PART I           FINANCIAL INFORMATION

ITEM 1                 FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets, March 29, 1998 and
   September 28, 1997                                                             3

Condensed Consolidated Statements of Income, three months ended
   March 29, 1998 and March 30, 1997                                              4


Condensed Consolidated Statements of Income, six months ended
   March 29, 1998 and March 30, 1997                                              5


Condensed Consolidated Statements of Cash Flows, six months ended                 6
   March 29, 1998 and  March 30, 1997

Notes to Condensed Consolidated Financial Statements                              7

ITEM 2                MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    17
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II               OTHER INFORMATION

Item 1                Legal Proceedings                                  Not applicable

Item 2                Changes in Securities                              Not applicable

Item 3                Defaults upon Senior Securities                    Not applicable

Item 4                Submission of Matters to a Vote of Security        Not applicable
                      Holders

Item 5                Other information                                  Not applicable

Item 6                Exhibits and Reports on Form 8-K                   (a) Exhibit 27-Financial Data
                                                                             Schedule

Signatures                                                                       22


                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                                      MARCH 29, 1998   SEPTEMBER 28, 1997
                                                                                       (UNAUDITED)          (NOTE)
                                                                                      -----------------------------------
ASSETS
Current assets:
    Cash                                                                               $   7,813            $   4,633
    Accounts receivable                                                                   85,328               45,811
    Raw materials                                                                         15,945                8,988
    Work in process                                                                        1,975                1,626
    Finished goods                                                                         8,883                4,434
    Mold costs                                                                            26,338               13,825
    Deferred income taxes                                                                  5,021                4,627
    Other current assets                                                                   2,956                2,054
                                                                                       ------------------------------
       Total current assets                                                              154,259               85,998
Net property, plant and equipment                                                        117,661               82,259
Goodwill, net                                                                             75,274               36,791
Debt issue costs, net                                                                      6,511                5,733
Other assets                                                                               2,207                1,014
                                                                                       ------------------------------
       Totals                                                                          $ 355,912            $ 211,795
                                                                                       ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Lines of credit and revolving loans                                                $  45,598            $   3,530
    Accounts payable                                                                      46,113               28,152
    Accrued liabilities                                                                   19,712               13,107
    Accrued interest                                                                       3,519                2,555
    Accrued compensation                                                                   6,097                4,616
    Advance mold payments from customers                                                  15,853               11,082
    Income taxes payable                                                                     736                1,249
    Current maturities of long-term debt                                                   9,601                  979
                                                                                       ------------------------------
       Total current liabilities                                                         147,229               65,270
Long-term debt due after one year                                                        179,788              122,261
Deferred income taxes                                                                      6,428                3,513
Note payable to affiliates                                                                    88                   87
Minority interest                                                                            203                  279

STOCKHOLDERS' EQUITY
    Common Stock (par value $.10, issued and outstanding 600 shares; authorized
    100,000 shares)
    Additional paid-in capital                                                                94                   94
    Retained earnings                                                                     22,017               20,353
    Foreign currency translation adjustments                                                  65                  (62)
                                                                                       ------------------------------
    Total stockholders' equity                                                            22,176               20,385
                                                                                       ------------------------------
       Totals                                                                          $ 355,912            $ 211,795
                                                                                       ==============================

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

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)



                                                                  UNAUDITED
                                                             THREE MONTHS ENDED
                                                      MARCH 29, 1998      MARCH 30, 1997
                                                   --------------------------------------
Revenues:
    Net product sales                                   $ 118,007         $  68,457
    Net mold sales                                          7,883            12,156
                                                        ---------------------------
                                                          125,890            80,613
Cost of Sales
    Cost of product sales                                  97,647            54,115
    Cost of mold sales                                      7,916            11,925
                                                        ---------------------------
                                                          105,563            66,040
                                                        ---------------------------

Gross Margin                                               20,327            14,573
Selling, general and administrative expenses               14,572             8,865
                                                        ---------------------------

Operating profit                                            5,755             5,708
Interest expense                                           (5,035)           (2,857)
Other expense, net                                           (355)              (40)
                                                        ---------------------------

Income before income taxes and minority interest              365             2,811
Provision for income taxes                                    241               942
                                                        ---------------------------
Income before minority interest                               124             1,869
Minority interest                                              28                35
                                                        ---------------------------
Net income                                              $     152         $   1,904
                                                        ===========================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)


                                                                 UNAUDITED
                                                              SIX MONTHS ENDED
                                                      MARCH 29, 1998    MARCH 30, 1997
                                                      ---------------------------------
Revenues:
    Net product sales                                   $ 211,714         $ 119,516
    Net mold sales                                         14,472            13,362
                                                        ---------------------------
                                                          226,186           132,878
Cost of Sales
    Cost of product sales                                 174,183            97,640
    Cost of mold sales                                     13,754            12,717
                                                        ---------------------------
                                                          187,937           110,357
                                                        ---------------------------

Gross Margin                                               38,249            22,521

Selling, general and administrative expenses               25,669            15,128
                                                        ---------------------------

Operating profit                                           12,580             7,393
Interest expense                                           (8,968)           (3,981)
Other (expense) income, net                                  (477)              254
                                                        ---------------------------

Income before income taxes and minority interest            3,135             3,666

Provision for income taxes                                  1,549             1,390
                                                        ---------------------------
Income before minority interest                             1,586             2,276
Minority interest                                              76                86
                                                        ---------------------------
Net income                                              $   1,662         $   2,362
                                                        ===========================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                      UNAUDITED
                                                                                  SIX MONTHS ENDED
                                                                         MARCH 29, 1998      MARCH 30, 1997
                                                                     --------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            $4,076                  ($977)

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                              (4,229)                (8,782)
    Proceeds from disposal of property, plant and equipment                    186                      2
    Use of investments restricted to property, plant and equipment                                    658
    Purchase of Molmec, Inc., net of $2,705 cash acquired                                         (52,609)
    Purchase of Huron Plastics Group, net of $1,835 cash acquired          (67,139)
    Purchase of LDM Germany                                                 (9,706)
    Purchase of Kenco Plastics, net of $500 cash acquired                  (27,000)
                                                                     -------------------------------------

                          NET CASH USED FOR INVESTING ACTIVITIES          (107,888)               (60,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt issuance, net of $5,399 issuance               65,641                104,601
     costs in 1997, $1,238 in 1998
Payments on long-term debt                                                  (1,077)               (21,812)
Net borrowings (repayments) on lines of credit                              42,428                (19,050)
                                                                     -------------------------------------

                          NET CASH PROVIDED BY FINANCING ACTIVITIES        106,992                 63,739
                                                                     -------------------------------------

Net cash change                                                              3,180                  2,031
Cash at beginning of period                                                  4,633                  2,122
                                                                     -------------------------------------
Cash at end of period                                                       $7,813                 $4,153
                                                                     =====================================

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                                               $8,998                 $4,928
                                                                     =====================================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 1998 are not necessarily indicative of the results that may be expected for the year ending September 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 28, 1997.

2. PURCHASES OF MOLMEC, AEROQUIP KENDALLVILLE - INDIANA FACILITY, KENCO PLASTICS, AEROQUIP BEIENHEIM - GERMAN FACILITY, AND HURON PLASTICS GROUP

On January 22, 1997, the Company purchased the business and certain net assets of Molmec, Inc. (a manufacturer of automotive under the hood plastics products) for approximately $55.9 million. The acquisition was financed by the issuance of debt as described in note 3.

On April 25, 1997, the Company purchased the business and certain net assets of Aeroquip, Inc.'s Kendallville, Indiana Facility (a manufacturer of automotive plastic air register vents). The purchase price was approximately $7.2 million. The acquisition was financed with working capital.

On September 30, 1997, the Company acquired the entire voting stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and net tangible assets of Narens Design and Engineering, Inc. for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On November 25, 1997, the Company acquired the business and certain net assets comprising the `Beienheim' plant of Aeroquip Corporation for approximately $9.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On February 6, 1998, LDM acquired the stock of Huron Plastics Group, Inc. and substantially all the assets of Tadim, Inc. (collectively referred to herein as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The transaction was funded with proceeds from a $66.0 million dollar term loan issued by the Company's senior lender. HPG's sales and net income for its fiscal year ended March 31, 1997 were $88.1 million and $0.8 million, respectively. HPG manufactures a wide variety of interior trim and underhood components for many automotive customers, including Ford, Chrysler, General Motors, Bundy, TRW, and Johnson Controls.

The pro forma unaudited results of operations for the six months ended March 29, 1998 and March 30, 1997, assuming consummation of the above described purchases and issuance of the debt as described in note 3 had occurred on September 30, 1996, are as follows:

                                    For six months ended
                            March 29, 1998           March 30, 1997
                            --------------           --------------
                                   (dollars in thousands)

           Net sales            $268,541                $236,462
           Net income               $827                  $1,371

3.    ISSUANCE OF DEBT

On January 22, 1997, the Company issued $110 million aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2007. The net proceeds, which amounted to approximately $105 million, were used to repay debt in default amounting to $37.8 million, to repay the $3 million note payable to a former shareholder, to fund the Molmec acquisition described in note 2, and for general corporate purposes. In addition, the Company obtained a new Senior Credit Facility, which provides available borrowings of $65 million under revolving loans.

On April 6, 1998, the Company secured additional financing from Bank of America, its current senior lender. The financing was comprised of a $66.0 million term loan and an additional $10.0 million line of credit facility. The term loan and line of credit facility bear interest at the prime rate plus .5% or libor plus 2.5%. Proceeds from the term loan were used to fund the HPG purchase. No draws have been made on the additional line of credit facility to date.

4.    COMMITMENTS AND CONTINGENCIES

On February 20, 1998, the Company settled a lawsuit for damages and specific performance of a contract related to certain equipment purchase obligations, which resulted in a reversal to income of $0.4 million from the previously recorded estimated settlement reserve.

In March 1998, the Company settled an outstanding notification of violation of certain permitted air emission levels at one of its plants. The amount of the settlement was $170,000. At September 28, 1997, the Company had a related reserve for $160,000. The additional $10,000 was expensed in the current quarter.

5.    SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, and the standby letter or credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes are obligations of LDM Technologies, Inc., and are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company, ("LDM Canada") and certain holding companies (LDM Holdings L.L.C., and LDM Canada Limited Partnership). Non-guarantor subsidiaries consist of Como, a 75% owned subsidiary, and LDM Germany ("Beienheim"), a wholly owned subsidiary.

Supplemental consolidating financial information of LDM Technologies, Inc., the guarantor subsidiaries, and the nonguarantor subsidiaries is presented below.

                            LDM TECHNOLOGIES, INC.
          Condensed Consolidating Balance Sheet as of March 29, 1998
                                 (unaudited)
                            (dollars in thousands)

                                       LDM
                                  Technologies,     Guarantor      Nonguarantor     Consolidating
                                       Inc.        Subsidiaries    Subsidiaries        Entries        Consolidated
                                  ---------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                              $1,320          $3,745           $2,748                             $7,813
    Accounts receivable               70,664          10,477            6,482            $(2,295)         85,328
    Notes receivable due from
       affiliates                     24,662             500                             (25,162)
    Raw materials                     11,878           1,373            2,694                             15,945
    Work in process                    1,537             249              189                              1,975
    Finished goods                     8,207             294              382                              8,883
    Mold costs                         8,498          13,437            4,403                             26,338
    Deferred income taxes              4,821                              200                              5,021
    Other current assets               2,738             128               90                              2,956
                                  -------------------------------------------------------------------------------
      Total current assets           134,325          30,203           17,188            (27,457)        154,259

Net property, plant and
  equipment                           95,559          15,150            6,952                            117,661
Goodwill, net                         75,261                               13                             75,274
Debt issue costs, net                  6,511                                                               6,511
Other assets                           8,783                               24             (6,600)          2,207
                                  -------------------------------------------------------------------------------
      Totals                        $320,439         $45,353          $24,177           ($34,057)       $355,912
                                  ===============================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
    Lines of credit and
      revolving loans                $43,397                           $2,201                            $45,598
    Accounts payable                  36,742         $ 6,872            5,233            ($2,734)         46,113
    Accrued liabilities               13,936           4,124            1,652                             19,712
    Accrued interest                   3,519                                                               3,519
    Accrued compensation               3,896             383            1,818                              6,097
    Advance mold payments from
      customers                                       14,222            1,631                             15,853
    Income taxes payable               1,516                            (780)                                736
    Current maturities of
      long-term debt                   9,601                                                               9,601
                                  -------------------------------------------------------------------------------
      Total current liabilities      112,607          25,601           11,755             (2,734)        147,229
Long-term debt due after one
      year                           179,788                                                             179,788
Deferred income taxes                  5,528             586              314                              6,428
Note payable to affiliates                            15,412            9,391            (24,715)             88
Minority interest                        203                                                                 203

STOCKHOLDERS' EQUITY
    Common stock                                       5,857            2,945             (8,802)
    Additional paid-in capital            94                              126               (126)             94
    Retained earnings                 22,281         (2,103)            (481)               2,320         22,017
    Foreign currency
      translation adjustments           (62)                              127                                 65
                                  -------------------------------------------------------------------------------
    Total stockholders' equity        22,313           3,754            2,717             (6,608)         22,176
                                  -------------------------------------------------------------------------------
      Totals                        $320,439         $45,353          $24,177           ($34,057)       $355,912
                                  ===============================================================================


                            LDM TECHNOLOGIES, INC.
        Condensed Consolidating Balance Sheet as of September 28, 1997
                                 (unaudited)
                            (dollars in thousands)

                                       LDM
                                  Technologies,     Guarantor     Nonguarantor     Consolidating
                                       Inc.        Subsidiaries   Subsidiaries        Entries        Consolidated
                                  -------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                 $12          $4,598              $23                             $4,633
    Accounts receivable               40,102           6,688            1,773            ($2,752)         45,811
    Notes receivable due from
      affiliates                      16,098                                             (16,098)
    Raw materials                      6,046           1,422            1,520                              8,988
    Work in process                    1,173             310              143                              1,626
    Finished goods                     3,674             382              378                              4,434
    Mold costs                         3,887           8,902            1,036                             13,825
    Deferred income taxes              1,852           2,575              200                              4,627
    Other current assets               1,851             121               82                              2,054
                                  -------------------------------------------------------------------------------
      Total current assets            74,695          24,998            5,155            (18,850)         85,998

Net property, plant and
  equipment                           64,073          16,239            1,947                             82,259
Investment in subsidiaries             4,536                                              (4,536)
Goodwill, net                         36,791                                                              36,791
Debt issue costs, net                  5,733                                                               5,733
Other assets                             680                              334                              1,014
                                  -------------------------------------------------------------------------------
    Totals                          $186,508         $41,237           $7,436           ($23,386)       $211,795
                                  ===============================================================================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
    Lines of credit and
      revolving loans                 $1,700                           $1,830                             $3,530
    Accounts payable                  21,262         $ 7,802            2,260            ($3,172)         28,152
    Accrued liabilities               10,236           2,070              801                             13,107
    Accrued interest                   2,555                                                               2,555
    Accrued compensation               3,895             286              435                              4,616
    Advance mold payments from
      customers                                       10,102              980                             11,082
    Income taxes payable               1,631               8            (390)                              1,249
    Current maturities of
      long-term debt                     881                               98                                979
                                  -------------------------------------------------------------------------------
      Total current liabilities       42,160          20,268            6,014             (3,172)         65,270
Long-term debt due after one
      year                           122,256               5                                             122,261
Deferred income taxes                  1,490           1,709              314                              3,513
Note payable to affiliates                            15,408              350            (15,671)             87
Minority interest                        279                                                                 279

STOCKHOLDERS' EQUITY
    Common stock                                       5,857                1             (5,858)
    Additional paid-in capital            94                              126               (126)             94
    Retained earnings                 20,291         (2,010)              631               1,441         20,353
    Foreign currency
      translation adjustments           (62)                                                                (62)
                                  -------------------------------------------------------------------------------
     Total stockholders' equity       20,323           3,847              758             (4,543)         20,385
                                  -------------------------------------------------------------------------------
      Totals                        $186,508         $41,237           $7,436           ($23,386)       $211,795
                                  ===============================================================================

                            LDM TECHNOLOGIES, INC.
           Condensed Consolidating Statement of Operations for the
                      Three-Months Ended March 29, 1998
                                 (unaudited)
                            (dollars in thousands)

                                                 LDM
                                             Technologies,     Guarantor        Nonguarantor      Consolidating
                                                 Inc.         Subsidiaries      Subsidiaries         Entries         Consolidated
                                          ----------------------------------------------------------------------------------------
Revenues:
     Net product sales                           $93,575           $13,846         $10,694              ($108)          $118,007
     Net mold sales                                6,900               140             843                                 7,883
                                          ---------------------------------------------------------------------------------------
                                                 100,475            13,986          11,537               (108)           125,890
Cost of Sales
     Cost of product sales                        75,622            11,475          10,658               (108)            97,647
     Cost of mold sales                            7,089               119             708                                 7,916
                                          ---------------------------------------------------------------------------------------
                                                  82,711            11,594          11,366               (108)           105,563
                                          ---------------------------------------------------------------------------------------

Gross Margin                                      17,764             2,392             171                                20,327

Selling, general and administrative
    expenses                                      13,457               306             809                                14,572
                                          ---------------------------------------------------------------------------------------

Operating profit (loss)                            4,307             2,086            (638)                                5,755
Interest expense                                  (4,992)             (417)           (289)               663             (5,035)
Other income (expense), net                          526               155            (373)              (663)              (355)
Equity in net loss of subsidiaries                   404                                                 (404)
                                          ---------------------------------------------------------------------------------------

Income (loss) before income taxes and
    minority interest                                245             1,824          (1,300)              (404)               365

Provision (credit) for income taxes                  121               623            (503)                                  241
                                          ---------------------------------------------------------------------------------------
Income (loss) before minority interest               124             1,201            (797)              (404)               124
Minority interest                                     28                                                                      28
                                          ---------------------------------------------------------------------------------------
Net income (loss)                                   $152            $1,201           ($797)             ($404)              $152
                                          =======================================================================================

                            LDM TECHNOLOGIES, INC.
           Condensed Consolidating Statement of Operations for the
                      Three-Months Ended March 30, 1997
                                 (unaudited)
                            (dollars in thousands)

                                         LDM
                                     Technologies,       Guarantor         Nonguarantor       Consolidating
                                         Inc.           Subsidiaries       Subsidiaries          Entries          Consolidated
                                  ------------------- ------------------ ------------------ ------------------- ------------------
Revenues:
     Net product sales                    $53,886           $10,084             $4,851             ($364)             $68,457
     Net mold sales                         9,848               603              1,705                                 12,156
                                  --------------------------------------------------------------------------------------------
                                           63,734            10,687              6,556              (364)              80,613
Cost of Sales
     Cost of product sales                 40,803             8,794              4,882              (364)              54,115
     Cost of mold sales                     9,891               580              1,454                                 11,925
                                  --------------------------------------------------------------------------------------------
                                           50,694             9,374              6,336              (364)              66,040
                                  --------------------------------------------------------------------------------------------
Gross Margin                               13,040             1,313                220                                 14,573

Selling, general and
    administrative expenses                 8,224               195                446                                  8,865
                                  --------------------------------------------------------------------------------------------

Operating profit (loss)                     4,816             1,118               (226)                                 5,708
Interest expense                           (2,697)             (416)               (62)              318               (2,857)
Other income (expense), net                   169                89                 20              (318)                 (40)
Equity in net loss of
    subsidiaries                              647                                                   (647)
                                  --------------------------------------------------------------------------------------------

Income (loss) before income
    taxes and minority interest             2,935               791               (268)             (647)               2,811
Provision (credit) for income
    taxes                                   1,031                                  (89)                                   942
                                  --------------------------------------------------------------------------------------------
Income (loss) before minority
    interest                                1,904               791               (179)             (647)               1,869
Minority interest                                                                   35                                     35
                                  --------------------------------------------------------------------------------------------
Net income (loss)                          $1,904              $791              ($144)            ($647)              $1,904
                                  ============================================================================================


                            LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Operations
                   for the Six-Months Ended March 29, 1998
                                 (unaudited)
                            (dollars in thousands)

                                         LDM
                                     Technologies,       Guarantor        Nonguarantor       Consolidating
                                         Inc.           Subsidiaries       Subsidiaries          Entries          Consolidated
                                  ---------------------------------------------------------------------------------------------
Revenues:
     Net product sales                   $170,657          $23,653             $17,740             ($336)            $211,714
     Net mold sales                        13,441              183                 848                                 14,472
                                  --------------------------------------------------------------------------------------------
                                          184,098           23,836              18,588              (336)             226,186
Cost of Sales
     Cost of product sales                136,222           20,713              17,584              (336)             174,183
     Cost of mold sales                    12,888              151                 715                                 13,754
                                  --------------------------------------------------------------------------------------------
                                          149,110           20,864              18,299              (336)             187,937
                                  --------------------------------------------------------------------------------------------

Gross Margin                               34,988            2,972                 289                                 38,249

Selling, general and
    administrative expenses                23,654              670               1,345                                 25,669
                                  --------------------------------------------------------------------------------------------

Operating profit (loss)                    11,334            2,302              (1,056)                                12,580
Interest expense                           (8,877)            (836)               (351)             1,096              (8,968)
Other income (expense), net                 1,117             (108)               (390)            (1,096)               (477)
Equity in net loss of
    subsidiaries                             (340)                                                    340
                                  --------------------------------------------------------------------------------------------

Income (loss) before income
    taxes and minority interest             3,234            1,358              (1,797)               340               3,135

Provision (credit) for income
    taxes                                   1,648              585                (684)                                 1,549
                                  --------------------------------------------------------------------------------------------
Income (loss) before minority
    interest                                1,586              773              (1,113)               340               1,586
Minority interest                              76                                                                          76
                                  --------------------------------------------------------------------------------------------
Net income (loss)                          $1,662             $773             ($1,113)              $340              $1,662
                                  ============================================================================================

                            LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Operations
                   for the Six-Months Ended March 30, 1997
                                 (unaudited)
                            (dollars in thousands)

                                               LDM
                                           Technologies,  Guarantor         Nonguarantor       Consolidating
                                               Inc.      Subsidiaries       Subsidiaries          Entries           Consolidated
                                  ---------------------------------------------------------------------------------------------
Revenues:
     Net product sales                       $91,302        $18,242            $10,790              ($818)            $119,516
     Net mold sales                           10,724            914              1,724                                  13,362
                                  ---------------------------------------------------------------------------------------------
                                             102,026         19,156             12,514               (818)             132,878
Cost of Sales
     Cost of product sales                    69,760         18,073             10,625               (818)              97,640
     Cost of mold sales                       10,396            852              1,469                                  12,717
                                  ---------------------------------------------------------------------------------------------
                                              80,156         18,925             12,094               (818)             110,357
                                  ---------------------------------------------------------------------------------------------

Gross Margin                                  21,870            231                420                                  22,521

Selling, general and
     administrative expenses                  13,451            713                964                                  15,128
                                  ---------------------------------------------------------------------------------------------

Operating profit (loss)                        8,419           (482)              (544)                                  7,393
Interest expense                              (3,505)          (728)              (124)               376               (3,981)
Other income (expense), net                      255            348                 27               (376)                 254
Equity in net loss of
subsidiaries                                    (617)                                                 617
                                  ---------------------------------------------------------------------------------------------

Income (loss) before income
     taxes and minority interest               4,552           (862)              (641)               617                3,666

Provision (credit) for income
taxes                                          2,190           (579)              (221)                                  1,390
                                  ---------------------------------------------------------------------------------------------
Income (loss) before minority
     interest                                  2,362           (283)              (420)               617                2,276
Minority interest                                                                   86                                      86
                                  ---------------------------------------------------------------------------------------------
Net income (loss)                             $2,362          ($283)             ($334)              $617               $2,362
                                  =============================================================================================

                            LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Cash Flows
                   for the Six-Months Ended March 29, 1998
                                 (unaudited)
                            (dollars in thousands)

                                             LDM
                                        Technologies,   Guarantor        Nonguarantor      Consolidating
                                            Inc.       Subsidiaries      Subsidiaries         Entries         Consolidated
                                  -----------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                  $4,022            ($660)             $716              ($2)              $4,076

CASH FLOWS FROM INVESTING
    ACTIVITIES
  Additions to property, plant
     and equipment                        (3,722)            (191)             (316)                               (4,229)
  Proceeds from disposal of
     property, plant and
     equipment                               186                                                                      186
  Purchase of Huron Plastics
     Group, Inc., net of $1,835
     cash acquired                       (67,139)                                                                 (67,139)
  Purchase of LDM Germany                 (9,706)                                                                  (9,706)
  Purchase of Kenco Plastics,
     net of $500 cash acquired           (27,000)                                                                 (27,000)
                                  ----------------------------------------------------------------------------------------

NET CASH USED FOR INVESTING
    ACTIVITIES                          (107,381)            (191)             (316)                             (107,888)

CASH FLOWS FROM FINANCING
    ACTIVITIES
Borrowing (to)/from affiliates            (2,054)                             2,052                2
Costs associated with debt
    acquisition                           (1,238)                                                                  (1,238)
Proceeds from long-term debt              66,876                3                                                  66,879
Payments on long-term debt                  (614)              (5)             (458)                               (1,077)
Net proceeds from lines of
    credit borrowings                     41,697                                731                                42,428
                                  ----------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
    FINANCING ACTIVITIES                 104,667               (2)            2,325                2              106,992
                                  ----------------------------------------------------------------------------------------

Net cash change                            1,308             (853)            2,725                                 3,180
Cash at beginning of period                   12            4,598                23                                 4,633
                                  ----------------------------------------------------------------------------------------
Cash at end of period                     $1,320           $3,745            $2,748                                $7,813
                                  ========================================================================================

SUPPLEMENTAL INFORMATION:
Depreciation and amortization             $7,242             $998             $ 758                                $8,998
                                  ========================================================================================

                            LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Cash Flows
                   for the Six-Months Ended March 30, 1997
                                 (unaudited)
                            (dollars in thousands)

                                                 LDM
                                             Technologies,       Guarantor          Nonguarantor
                                                 Inc.           Subsidiaries        Subsidiaries        Consolidated
                                         -----------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING
    ACTIVITIES                                    ($196)                $785             ($1,566)              ($977)

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and
     equipment                                   (5,906)              (2,583)               (293)             (8,782)
  Proceeds from disposal of property,
     plant and equipment                              2                                                            2
  Use of investments restricted to
     property, plant and equipment                  658                                                          658
  Purchase of Molmec, net of $2,705
     cash acquired                              (52,609)                                                     (52,609)
                                         ----------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES          (57,855)              (2,583)               (293)            (60,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt issuance            89,172               15,429                                 104,601
Payments on long-term debt                      (12,165)              (9,647)                                (21,812)
Net proceeds (repayment) from lines of
    credit borrowings                           (15,500)              (3,634)                 84             (19,050)
                                         ----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                   61,507                2,148                  84              63,739
                                         ----------------------------------------------------------------------------
Net cash change                                   3,456                  350              (1,775)              2,031
Cash at beginning of period                           9                   17               2,096               2,122
                                         ----------------------------------------------------------------------------
Cash at end of period                            $3,465                $ 367                $321              $4,153
                                         ============================================================================

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                    $3,458              $ 1,083                $387              $4,928
                                         ============================================================================

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

The Company's financial results for the quarter and six months ended March 29, 1998 (second quarter 1998 and second half 1998) are less favorable than the same periods in 1997. This is the result of increased goodwill amortization and lower margins associated with its fiscal 1998 acquisitions.

FISCAL YEAR 1998 ACQUISITIONS

KENCO: On September 30, 1997, the Company acquired the entire outstanding stock of Kenco Plastics, Inc. of Michigan, Kenco Plastics, Inc. of Kentucky and the business and net tangible assets of Narens Design and Engineering, Inc. (collectively referred to herein as "Kenco") for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the Company's Senior Credit Facility. Kenco designs and manufactures a full range of blow molded plastic parts including HVAC components, air induction components, functional components, and fluid reservoirs at six manufacturing locations in Michigan, Kentucky, and Tennessee. Kenco's customers include Chrysler, Ford, General Motors, Mercedes, Mitsubishi, and Toyota. Kenco's net sales for the twelve-month period ended September 28, 1997 were approximately $60.5 million.

BEIENHEIM: On November 25, 1997, the Company acquired substantially all of the operating assets of Aeroquip Vickers International GmbH, related to its manufacturing operation located in Beienheim Germany for approximately $9.7 million in cash, and the assumption of approximately $2.5 million of liabilities. The acquisition was made through the Company's newly formed German subsidiary and was financed with additional borrowings under the Company's Senior Credit Facility. The Beienheim facility manufactures various interior trim components, exterior trim components, and under the hood components supplied primarily to European automotive OEM's. Beienheim's customers include Ford, Opel, and Audi. Net sales for the Beienheim facility over the twelve-month period ended September 28, 1997 were approximately $33.0 million.

HURON PLASTICS GROUP: On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all the assets of Tadim, Inc, (collectively referred to herein as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The transaction was funded with proceeds from a $66.0 million dollar term loan issued by the Company's senior lender. HPG's sales and net income for its fiscal year ended March 31, 1997 were $88.1 million and $0.8 million, respectively. HPG manufactures a wide variety of interior trim, underhood and functional components for many automotive customers, including Ford, Chrysler, General Motors, Bundy, TRW, and Johnson Controls.

FISCAL YEAR 1997 ACQUISITIONS

MOLMEC: On January 22, 1997, the Company acquired substantially all the assets of Molmec for approximately $55.9 million in cash and the assumption of certain liabilities including $4.6 million of indebtedness and $8.4 million of current liabilities. Molmec is an industry leader in the design, manufacture, and integration of fluid and air management components and under the hood assemblies.

KENDALLVILLE: On April 25, 1997, the Company acquired certain net assets of Aeroquip Corporation's Kendallville, Indiana plant for $7.2 million in cash. The Kendallville plant manufactures automotive air vents.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED MARCH 29, 1998 COMPARED TO QUARTER ENDED MARCH 30, 1997

NET SALES: Net sales for the three-month period ended March 29, 1998 ("second quarter 1998") were $125.9 million, an increase of $45.3 million, or 56.2%, from the three-month period ended March 30, 1997 ("second quarter 1997"). Second quarter 1998 net sales were comprised of $113.0 million of automotive product sales, $5.0 million of consumer and other product sales, and $7.9 million of mold sales. The sales growth is primarily the result of acquisitions described previously herein.

GROSS MARGIN: Gross margin was $20.3 million or 16.1% of net sales for the second quarter of 1998. Second quarter 1998 gross margin related to product sales was $20.4 million or 17.3% of net product sales compared to $14.3 million or 20.9% of net product sales for the second quarter of 1997. The decrease in gross margin related to product sales is the result of lower margins associated with the 1998 acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 1998 were $14.6 million, or 11.6% of net sales, compared to $8.9 million, or 11.0% of net sales, for second quarter 1997. The increase in SG&A as a percentage of net sales was the result of increased goodwill amortization related to the acquisitions described previously herein.

INTEREST EXPENSE: Interest expense was $5.0 million for second quarter 1998 compared to $2.9 million for second quarter of 1997. The increased interest expense was primarily due to the incurrence of additional debt related to the acquisitions described above.

INCOME TAXES: The provision for income taxes for second quarter 1998 was $0.2 million with an effective tax rate of 66.0%, as compared to $0.9 million with an effective tax rate of 33.5% for second quarter 1997. The rate difference relates principally to certain nondeductible expenses.

SIX MONTHS ENDED MARCH 29, 1998 COMPARED TO SIX MONTHS ENDED MARCH 30, 1997

NET SALES: Net sales for the six-month period ended March 29, 1998 ("first half 1998") were $226.2 million, an increase of $93.3 million, or 70.2%, from the six-month period ended March 30, 1997 ("first half 1997"). First half 1998 net sales were comprised of approximately $202.0 million of automotive product sales, $9.7 million of consumer and other product sales, and $14.5 million of mold sales. The sales growth is primarily the result of acquisitions described previously herein.

GROSS MARGIN: Gross margin was $38.2 million or 16.9% of net sales for the first half of 1998. First half 1998 gross margin related to product sales was $37.5 million or 17.7% of net product sales compared to $21.9 million or 18.3% of net product sales for the first half of 1997. The decrease was the result of lower margins associated with the 1998 acquisitions.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 1998 were $25.7 million, or 11.3% of net sales, compared to $15.1 million, or 11.4% of net sales, for first half 1997.

INTEREST EXPENSE: Interest expense was $9.0 million for first half 1998 compared to $4.0 million for first half 1997. The increased interest expense was primarily due to the incurrence of additional debt related the acquisitions described elsewhere herein.

INCOME TAXES: The provision for income taxes for first half 1998 was $1.5 million with an effective tax rate of 49.4%, as compared to $1.4 million with an effective tax rate of 37.9% for first half 1997. The rate difference relates principally to certain nondeductible expenses.

ACQUISITION OF HURON PLASTICS GROUP: On February 6, 1998, the Company acquired 100% of the issued stock of Huron Plastics Group, Inc. and substantially all of the operating assets of Tadim, Inc. (collectively "HPG"). The aggregate purchase price was $69.0 million in cash and the assumption of certain liabilities. HPG is engaged in molded plastics manufacturing for North American OEM's and their suppliers. HPG's net sales and net income for the year ended March 31, 1997 were $88.1 million and $0.8 million, respectively.

TERM LOAN AND ADDITIONAL LINE OF CREDIT FACILITY: On February 6, 1998, the Company secured additional financing from Bank of America Business Credit, its current senior lender. The financing was comprised of a $66 million term loan and an additional $10 million line of credit facility. The term loan and line of credit bear interest at the prime rate plus .5% or libor plus 2.5%. Proceeds from the term loan were used to fund the HPG acquisition. No borrowings have been made on the additional line of credit facility to date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and capital expenditures for facility maintenance and expansion. The Company believes its future cash flows from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including, cash flow from operations and permitted additional indebtedness. As of March 29, 1998, the Company had $179.8 million of long-term debt outstanding, $55.2 million of revolving loans and current maturities of long-term debt outstanding and $16.6 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities in the first half of 1998 was $4.1 million compared to $1.0 million of cash used by operating activities in the first half of 1997. The increase in cash provided by operating activities was the result of the sales growth described above.

Capital expenditures for the first half of 1998 were $4.2 million compared to $8.8 million for the first half of 1997. The Company believes its capital expenditures (exclusive of the HPG acquisition) will be approximately $20.0 million in fiscal year 1998, and approximately $15.0 in fiscal years 1999 and 2000. The majority of the Company's fiscal 1998 capital expenditures will be used to facilitize for new programs launching in fiscal 1999, install a new enterprise-wide information system and upgrade certain

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

elements of the newly acquired facilities to LDM standards. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

YEAR 2000 COMPLIANCE: The information technology systems at the Company are not Year 2000 compliant. The Company has selected and is in the process of preparing for the implementation of new information technology systems that are fully Year 2000 compliant. The implementation is expected to be completed by June 30, 1999. The expenditure related to this project is estimated to be $6 to $7 million over the next one and a half years. The estimated cost has increased due to expansion of the project to include hardware upgrades to facilitate the year 2000 compliant software.

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                      Not applicable

Item 2     Changes in Securities                                  Not applicable

Item 3     Defaults upon Senior Securities                        Not applicable

Item 4     Submission of Matters to a Vote of Security Holders    Not applicable

Item 5     Other information                                      Not applicable

Item 6     Exhibits and Reports on Form 8-K                       (a)  Exhibit 27-Financial Data
                                                                       Schedule
                                                                  (b)  The registrant filed a Current
                                                                       Report on Form 8-K dated April
                                                                       22, 1998 as to the Huron
                                                                       Plastics acquisition, Current
                                                                       Report on Form 8-K dated
                                                                       September 30, 1997 as to the
                                                                       Kenco acquisition, and filed a
                                                                       Current Report on Form 8-K
                                                                       dated November 25, 1997 as to
                                                                       the Beienheim acquisition.


                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LDM TECHNOLOGIES, INC.

                                           By:  /s/ G. E. Borushko
                                                    ---------------------------
                                                    Gary E. Borushko
                                                    Chief Financial Officer

                                                /s/ B. N. Frederick
                                                    ---------------------------
                                                    Bradley N. Frederick
                                                    Chief Accounting Officer

                                                    Date:  May 13, 1998

                                INDEX TO EXHIBITS


  EXHIBIT NO.                     DESCRIPTION
  -----------                     -----------
      27                          Financial Data Schedule