Form 10-Q
period 1998-06-28
LDM TECHNOLOGIES INC
filed 1998-08-11
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (X)QUARTERLY  REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR
               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                             LDM Technologies, Inc.
             (Exact name of registrant as specified in its charter)

         Michigan                        333-21819              38-2690171
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

                        YES X                          NO

       Number of shares common stock outstanding as of August 7, 1998: 600

                                  Total pages:

                              Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                             Page No.
                                                             --------
             PART I    FINANCIAL INFORMATION

             ITEM 1    FINANCIAL STATEMENTS (UNAUDITED)

             Condensed Consolidated Balance Sheets, June
               28, 1998 and September 28, 1997                    3

             Condensed Consolidated Statements of Income,
               three months ended June 28, 1998 and
               June 29, 1997                                      4

             Condensed Consolidated Statements of Income,
               nine months ended June 28, 1998 and
               June 29, 1997                                      5

             Condensed Consolidated Statements of Cash
               Flows, nine months ended June 28, 1998
               and June 29, 1997                                  6

             Notes to Condensed Consolidated Financial
               Statements                                         7

             ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS      18
                       OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS

             PART II   OTHER INFORMATION

             Item 1    Legal Proceedings                         21

             Item 2    Changes in Securities                     21

             Item 3    Defaults upon Senior Securities           21

             Item 4    Submission of Matters to a Vote of
                       Security Holders                          21

             Item 5    Other Information                         21

             Item 6    Exhibits and Reports on Form 8-K          21
                       Index to Exhibits
                       Exhibit 27 - Financial Data Schedule

                       Signature Page                            22

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)



                                                       JUNE 28, 1998   SEPTEMBER 28, 1997
                                                         (UNAUDITED)        (NOTE)
                                                       -------------   ------------------
       ASSETS
       Current assets:
           Cash                                            $5,981            $4,633
           Accounts receivable                             76,935            45,811
           Inventory:
                Raw materials                              16,303             8,988
                Work in process                             1,417             1,626
                Finished goods                              7,068             4,434
           Mold costs                                      18,214            13,825
           Deferred income taxes                            5,098             4,627
           Other current assets                             2,988             2,054
                                                         --------          --------
              Total current assets                        134,004            85,998
       Net property, plant and equipment                  117,557            82,259
       Investment in joint venture                          1,398                 -
       Goodwill, net                                       73,547            36,791
       Debt issue costs, net                                6,344             5,733
       Other assets                                           595             1,014
                                                         --------          --------
              Totals                                     $333,445          $211,795
                                                         ========          ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
           Lines of credit and revolving loans            $34,831            $3,530
           Accounts payable                                42,308            28,152
           Accrued liabilities                             15,751            13,107
           Accrued interest                                 6,593             2,555
           Accrued compensation                             6,524             4,616
           Advance mold payments from customers             7,003            11,082
           Income taxes payable                               416             1,249
           Current maturities of long-term debt             9,621               979
                                                         --------          --------
              Total current liabilities                   123,047            65,270
       Long-term debt due after one year                  178,730           122,261
       Deferred income taxes                                7,812             3,513
       Note payable to affiliate                               87                87
       Minority interest                                      142               279

       STOCKHOLDERS' EQUITY
           Common Stock (par value $.10, issued and
           outstanding 600 shares; authorized
           100,000 shares)
           Additional paid-in capital                          94                94
           Retained earnings                               23,575            20,353
           Foreign currency translation adjustments           (42)              (62)
                                                         --------          --------
           Total stockholders' equity                      23,627            20,385
                                                         --------          --------
              Totals                                     $333,445          $211,795
                                                         ========          ========


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

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)


                                                        UNAUDITED
                                                   THREE MONTHS ENDED
                                              JUNE 28, 1998    JUNE 29, 1997
                                            ---------------- -----------------
                  Revenues:
                      Net product sales          $124,541         $77,821
                      Net mold sales               19,694           4,539
                                                 --------         -------
                                                  144,235          82,360
                  Cost of Sales
                      Cost of product sales       102,639          59,502
                      Cost of mold sales           16,737           4,209
                                                 --------         -------
                                                  119,376          63,711
                                                 --------         -------
                  Gross Margin                     24,859          18,649

                  Selling, general and
                    administrative expenses        16,326          10,393
                                                 --------         -------

                  Operating profit                  8,533           8,256
                  Interest expense                 (5,442)         (3,405)
                  Foreign currency exchange
                    loss                              (66)            -
                  Equity in joint venture loss       (218)            -
                  Gain on sale of land and
                    building                          -               215
                  Other income                         18             115
                                                 --------         -------

                  Income before income taxes
                    and minority interest           2,825           5,181

                  Provision for income taxes        1,331           1,941
                                                 --------         -------
                  Income before minority
                    interest                        1,494           3,240
                  Minority interest                    66              (7)
                                                 --------         -------
                  Net income                     $  1,560         $ 3,233
                                                 ========         =======


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                        UNAUDITED
                                                    NINE MONTHS ENDED
                                           JUNE 28, 1998       JUNE 29, 1997
                                           ---------------------------------
                Revenues:
                    Net product sales           $336,255          $197,337
                    Net mold sales                34,166            17,901
                                                --------          --------
                                                 370,421           215,238
                Cost of Sales
                    Cost of product sales        276,822           157,142
                    Cost of mold sales            30,491            16,926
                                                --------          --------
                                                 307,313           174,068
                                                --------          --------
                Gross Margin                      63,108            41,170

                Selling, general and
                  administrative expenses         41,995            25,521
                                                --------          --------

                Operating profit                  21,113            15,649
                Interest expense                 (14,410)           (7,386)
                Foreign currency exchange loss      (735)              -
                Equity in joint venture loss        (218)              -
                Gain on sale of land and
                  building                           -                 215
                Other income                         210               369
                                                --------          --------

                Income before income taxes
                  and minority interest            5,960             8,847

                Provision for income taxes         2,880             3,331
                                                --------          --------

                Income before minority
                  interest                         3,080             5,516
                Minority interest                    142                79
                                                --------          --------
                Net income                      $  3,222          $  5,595
                                                ========          ========



See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                         UNAUDITED
                                                                                     NINE MONTHS ENDED
                                                                               JUNE 28, 1999  JUNE 29, 1997
                                                                               -------------  -------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  16,889        $   9,234

       CASH FLOWS FROM INVESTING ACTIVITIES
           Additions to property, plant and equipment                               (7,708)        (10,850)
           Proceeds from disposal of property, plant
           and equipment                                                               186           1,536
           Use of investments restricted to property,
           plant and equipment                                                                         658
           Purchase of Molmec, Inc., net of $2,705
           cash acquired                                                                           (53,198)
           Purchase of Kendallville                                                                 (6,878)
           Purchase of Huron Plastics Group, net of
           $1,835 cash acquired                                                    (66,780)
           Purchase of LDM Germany                                                  (9,706)
           Purchase of Kenco Plastics, net of $500
           cash acquired                                                           (26,641)
                                                                                ----------       ---------
                       NET CASH USED FOR INVESTING ACTIVITIES                     (110,649)        (68,732)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from long-term debt issuance, net of
           issuance costs of $1,313 in 1998, $5,911 in 1997                         65,566         104,089
       Payments on long-term debt                                                   (2,119)        (22,039)
       Net borrowings (repayments) on lines of credit                               31,661         (19,212)
                                                                                ----------       ---------

                       NET CASH PROVIDED BY FINANCING ACTIVITIES                    95,108          62,838
                                                                                ----------       ---------

       Net cash change                                                               1,348           3,340
       Cash at beginning of period                                                   4,633           2,122
                                                                                ----------       ---------
       Cash at end of period                                                    $    5,981       $   5,462
                                                                                ==========       =========

       SUPPLEMENTAL INFORMATION:
       Depreciation and amortization                                            $   13,939       $   8,189
                                                                                ==========       =========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   Notes to Condensed Consolidated Financial Statements


1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 1998 are not necessarily indicative of the results that may be expected for the year ending September 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 28, 1997.

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

The pro forma unaudited results of operations for the nine months ended June 28, 1998 and June 29, 1997, assuming consummation of the above described purchases and issuance of the debt as described in note 3 had occurred on September 30, 1996, are as follows:

                              For nine months ended
                             (dollars in thousands)
                           June 28, 1998        June 29, 1997
                          ---------------      ---------------
    Net sales                  $412,776             $347,896
    Net income                   $2,605               $3,556

3.    ISSUANCE OF DEBT

On January 22, 1997, the Company issued $110 million aggregate principal amount of its 10 3/4% Senior Subordinated Notes due 2007. The net proceeds, which amounted to approximately $105 million, were used to repay debt in default amounting to $37.8 million, to repay the $3 million note payable to a former shareholder, to fund the Molmec acquisition described in note 2, and for general corporate purposes. In addition, the Company obtained a new Senior Credit Facility, which provides available borrowings of $75 million under revolving loans.

On April 6, 1998, the Company secured additional financing from Bank of America, its current senior lender. The financing was comprised of a $66.0 million term loan and an additional $10.0 million, capital expenditure line of credit facility. The term loan and line of credit facility bear interest at the prime rate plus .5% or libor plus 2.5%. Proceeds from the term loan were used to fund the HPG purchase. No draws have been made on the additional capital expenditure line of credit facility to date.

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

                             LDM TECHNOLOGIES, INC.
            Condensed Consolidating Balance Sheet as of June 28, 1998
                                   (unaudited)
                             (dollars in thousands)

                                         LDM
                                       Technologies    Guarantor      Nonguarantor     Consolidating
                                         Inc.          Subsidiaries   Subsidiaries       Entries      Consolidated
                                      -----------     -------------  --------------   --------------  -------------
ASSETS
Current assets:
    Cash                              $     503       $   3,631       $   1,847       $               $   5,981
    Accounts receivable                  65,020           8,894           5,743          (2,812)         76,935
    Notes receivable due
         from affiliates                 22,255           3,478                         (25,733)
    Inventory:
         Raw materials                   12,155           1,255           2,893                          16,303
         Work in process                  1,104             113             200                           1,417
         Finished goods                   6,138             573             357                           7,068
    Mold costs                            8,201           4,109           5,904                          18,214
    Deferred income taxes                 4,898                             200                           5,098
    Other current assets                  2,792              55             141                           2,988
                                      ---------       ---------       ---------       ---------       ---------
      Total current assets              123,066          22,198          17,285         (28,545)        134,004

Net property, plant and
    equipment                            95,841          14,713           7,003                         117,557
Investment in
subsidiaries                              7,937                                          (6,539)          1,398
Goodwill, net                            73,547                                                          73,547
Debt issue costs, net                     6,344                                                           6,344
Other assets                                539                              56                             595
                                      ---------       ---------       ---------       ---------       ---------
      Totals                          $ 307,274       $  36,911       $  24,344       $ (35,084)      $ 333,445
                                      =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
    Lines of credit and
      revolving loans                 $  32,659       $               $   2,172       $               $  34,831
    Accounts payable                     33,839           5,882           5,670           (3083)         42,308
    Accrued liabilities                  11,542           2,713           1,496                          15,751
    Accrued interest                      6,593                                                           6,593
    Accrued compensation                  4,082             380           2,062                           6,524
    Advance mold payments from
      customers                                           5,122           1,881                           7,003
    Income taxes payable                  1,675                          (1,259)                            416
    Current maturities of
      long-term debt                      9,621                                                           9,621
                                      ---------       ---------       ---------       ---------       ---------
      Total current liabilities         100,011          14,097          12,022          (3,083)        123,047
Long-term debt due after
    one year                            178,727               3                                         178,730
Deferred income taxes                     5,791           1,707             314                           7,812
Note payable to affiliates                               15,408          10,138         (25,459)             87
Minority interest                           142                                                             142

STOCKHOLDERS' EQUITY
    Common stock                                          5,857               1          (5,858)
    Additional paid-in capital               94                             126            (126)             94
    Retained earnings                    22,571            (161)          1,723            (558)         23,575
    Foreign currency
      translation adjustments               (62)                             20                             (42)
                                      ---------       ---------       ---------       ---------       ---------
    Total stockholders' equity           22,603           5,696           1,870          (6,542)         23,627
                                      ---------       ---------       ---------       ---------       ---------
      Totals                          $ 307,274       $  36,911       $  24,344       $ (35,084)      $ 333,445
                                      =========       =========       =========       =========       =========

                             LDM TECHNOLOGIES, INC.
         Condensed Consolidating Balance Sheet as of September 28, 1997
                                   (unaudited)
                             (dollars in thousands)



                                          LDM
                                       Technologies    Guarantor     Nonguarantor    Consolidating
                                          Inc.       Subsidiaries    Subsidiaries      Entries        Consolidated
                                      -----------   --------------  --------------  ---------------  ---------------
ASSETS
Current assets:
    Cash                              $      12       $   4,598       $      23                       $   4,633
    Accounts receivable                  40,102           6,688           1,773       ($  2,752)         45,811
    Notes receivable due
         from affiliates                 16,098                                         (16,098)
     Inventory:
         Raw materials                    6,046           1,422           1,520                           8,988
         Work in process                  1,173             310             143                           1,626
         Finished goods                   3,674             382             378                           4,434
    Mold costs                            3,887           8,902           1,036                          13,825
    Deferred income taxes                 1,852           2,575             200                           4,627
    Other current assets                  1,851             121              82                           2,054
                                      ---------       ---------       ---------       ---------       ---------
      Total current assets               74,695          24,998           5,155         (18,850)         85,998

Net property, plant and
  equipment                              64,073          16,239           1,947                          82,259
Investment in
subsidiaries                              4,536                                          (4,536)
Goodwill, net                            36,791                                                          36,791
Debt issue costs, net                     5,733                                                           5,733
Other assets                                680                            334                            1,014
                                      ---------       ---------       ---------       ---------       ---------
    Totals                            $ 186,508       $  41,237       $  7,436         ($23,386)      $ 211,795
                                      =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
    Lines of credit and
      revolving loans                 $   1,700                       $   1,830                       $   3,530
    Accounts payable                     21,262       $   7,802           2,260         ($3,172)         28,152
    Accrued liabilities                  10,236           2,070             801                          13,107
    Accrued interest                      2,555                                                           2,555
    Accrued compensation                  3,895             286             435                           4,616
    Advance mold payments from
      customers                                          10,102             980                          11,082
    Income taxes payable                  1,631               8            (390)                          1,249
    Current maturities of
      long-term debt                        881                              98                             979
                                      ---------       ---------       ---------       ---------       ---------
      Total current liabilities          42,160          20,268           6,014          (3,172)         65,270
Long-term debt due after
      one year                          122,256               5                                         122,261
Deferred income taxes                     1,490           1,709             314                           3,513
Note payable to affiliates                               15,408             350         (15,671)             87
Minority interest                           279                                                             279

STOCKHOLDERS' EQUITY
    Common stock                                          5,857               1          (5,858)
    Additional paid-in capital               94                             126            (126)             94
    Retained earnings                    20,291          (2,010)            631           1,441          20,353
    Foreign currency
      translation adjustments               (62)                                                            (62)
                                      ---------       ---------       ---------       ---------       ---------
     Total stockholders' equity          20,323           3,847             758          (4,543)         20,385
                                      ---------       ---------       ---------       ---------       ---------
      Totals                          $ 186,508       $  41,237       $   7,436        ($23,386)      $ 211,795
                                      =========       =========       =========       =========       =========

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended June 28, 1998
                                   (unaudited)
                             (dollars in thousands)



                                 LDM
                              Technologies   Guarantor      Nonguarantor   Consolidating
                                 Inc.       Subsidiaries    Subsidiaries     Entries      Consolidated
                             -------------  ------------   --------------  -------------  -------------
Revenues:
     Net product sales       $  98,771       $  15,115       $  10,712       $     (57)      $ 124,541
     Net mold sales              6,257          13,665            (228)                         19,694
                             ---------       ---------       ---------       ---------       ---------
                               105,028          28,780          10,484             (57)        144,235
Cost of Sales
     Cost of product sales      79,057          12,993          10,646             (57)        102,639
     Cost of mold sales          5,186          11,798            (247)                         16,737
                             ---------       ---------       ---------       ---------       ---------
                                84,243          24,791          10,399             (57)        119,376
                             ---------       ---------       ---------       ---------       ---------

Gross Margin                    20,785           3,989              85                          24,859

Selling, general and
     administrative expenses    14,843             305           1,178                          16,326
                             ---------       ---------       ---------       ---------       ---------

Operating profit (loss)          5,942           3,684          (1,093)                          8,533
Interest expense                (5,417)           (411)           (236)            622          (5,442)
Foreign currency
     exchange gain/(loss)                         (192)            126                             (66)
Equity in joint
     venture loss                 (218)                                                           (218)
Other income (expense), net        648               9             (17)           (622)             18
Equity in net income of
     subsidiaries                1,201                                          (1,201)
                             ---------       ---------       ---------       ---------       ---------

Income (loss) before income
     taxes and minority
     interest                    2,156           3,090          (1,220)         (1,201)          2,825

Provision (credit) for
     income taxes                  662           1,149            (480)                          1,331
                             ---------       ---------       ---------       ---------       ---------
Income (loss) before
     minority interest           1,494           1,941            (740)         (1,201)          1,494
Minority interest                   66                                                              66
                             ---------       ---------       ---------       ---------       ---------
Net income (loss)            $   1,560       $   1,941       $    (740)      $  (1,201)      $   1,560
                             =========       =========       =========       =========       =========

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended June 29, 1997
                                   (unaudited)
                             (dollars in thousands)



                                        LDM
                                     Technologies   Guarantor    Nonguarantor    Consolidating
                                        Inc.       Subsidiaries   Subsidiaries     Entries     Consolidated
                                    ------------- -------------- -------------- -------------- ------------
Revenues:
     Net product sales               $ 63,467       $ 10,203       $  4,469          ($318)      $ 77,821
     Net mold sales                     2,868            212          1,459                         4,539
                                     --------       --------       --------        -------       --------
                                       66,335         10,415          5,928           (318)        82,360
Cost of Sales
     Cost of product sales             46,274          9,325          4,221           (318)        59,502
     Cost of mold sales                 2,834            124          1,251                         4,209
                                     --------       --------       --------        -------       --------
                                       49,108          9,449          5,472           (318)        63,711
                                     --------       --------       --------        -------       --------

Gross Margin                           17,227            966            456                        18,649

Selling, general and
    administrative expenses             9,517            489            387                        10,393
                                     --------       --------       --------        -------       --------

Operating profit (loss)                 7,710            477             69                         8,256
Interest expense                       (3,331)          (438)           (65)           429         (3,405)
Gain on sale of land and building         215                                                         215
Other income, net                         511             29              4           (429)           115
Equity in net income of
    subsidiaries                           58                                          (58)
                                     --------       --------       --------        -------       --------

Income before income
    taxes and minority interest         5,163             68              8            (58)         5,181
Provision for income taxes              1,923                            18                         1,941
                                     --------       --------       --------        -------       --------
Income (loss) before minority
    interest                            3,240             68            (10)           (58)         3,240
Minority interest loss                     (7)                                                         (7)
                                     --------       --------       --------        -------       --------
Net income (loss)                    $  3,233       $     68           ($10)          ($58)      $  3,233
                                     ========       ========       ========        =======       ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Nine-Months Ended June 28, 1998
                                   (unaudited)
                             (dollars in thousands)



                                   LDM
                                 Technologies    Guarantor     Nonguarantor     Consolidating
                                   Inc.         Subsidiaries   Subsidiaries        Entries     Consolidated
                                -------------  -------------- --------------   --------------- -------------
Revenues:
     Net product sales          $ 269,429       $  38,768       $  28,452       $    (393)      $ 336,255
     Net mold sales                19,698          13,848             620                          34,166
                                ---------       ---------       ---------       ---------       ---------
                                  289,126          52,616          29,072            (393)        370,421
Cost of Sales
     Cost of product sales        215,279          33,706          28,230            (393)        276,822
     Cost of mold sales            18,074          11,949             468                          30,491
                                ---------       ---------       ---------       ---------       ---------
                                  233,353          45,655          28,698            (393)        307,313
                                ---------       ---------       ---------       ---------       ---------

Gross Margin                       55,773           6,961             374                          63,108

Selling, general and
     administrative expenses       38,497             975           2,523                          41,995
                                ---------       ---------       ---------       ---------       ---------

Operating profit (loss)            17,276           5,986          (2,149)                         21,113
Interest expense                  (14,294)         (1,247)           (587)          1,718         (14,410)
Foreign currency exchange loss                       (504)           (231)                           (735)
Equity in joint venture loss         (218)                                                           (218)
Other income (expense), net         1,765             213             (50)         (1,718)            210
Equity in net income of
     subsidiaries                     861                                            (861)
                                ---------       ---------       ---------       ---------       ---------

Income (loss) before income
     taxes and minority
     interest                       5,390           4,448          (3,017)           (861)          5,960

Provision (credit) for income
     taxes                          2,310           1,734          (1,164)                          2,880
                                ---------       ---------       ---------       ---------       ---------
Income (loss) before minority
     interest                       3,080           2,714          (1,853)           (861)          3,080
Minority interest                     142                                                             142
                                ---------       ---------       ---------       ---------       ---------
Net income (loss)               $   3,222       $   2,714       $  (1,853)      $    (861)      $   3,222
                                =========       =========       =========       =========       =========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Nine-Months Ended June 29, 1997
                                   (unaudited)
                             (dollars in thousands)



                                       LDM
                                    Technologies    Guarantor    Nonguarantor     Consolidating
                                       Inc.        Subsidiaries  Subsidiaries       Entries     Consolidated
                                   -------------- -------------- -------------   ------------- --------------
Revenues:
     Net product sales             $ 154,769       $  28,445       $  15,259         ($1,136)      $ 197,337
     Net mold sales                   13,592           1,126           3,183                          17,901
                                   ---------       ---------       ---------       ---------       ---------
                                     168,361          29,571          18,442          (1,136)        215,238
Cost of Sales
     Cost of product sales           116,034          27,398          14,846          (1,136)        157,142
     Cost of mold sales               13,230             976           2,720                          16,926
                                   ---------       ---------       ---------       ---------       ---------
                                     129,264          28,374          17,566          (1,136)        174,068
                                   ---------       ---------       ---------       ---------       ---------

Gross Margin                          39,097           1,197             876                          41,170

Selling, general and
     administrative expenses          22,968           1,202           1,351                          25,521
                                   ---------       ---------       ---------       ---------       --------

Operating profit (loss)               16,129              (5)           (475)                         15,649
Interest expense                      (6,836)         (1,166)           (189)            805          (7,386)
Gain on sale of land and building        215                                                             215
Other income, net                        766             377              31            (805)            369
Equity in net loss of subsidiaries      (559)                                            559
                                   ---------       ---------       ---------       ---------       ---------

Income (loss) before income
     taxes and minority interest       9,715            (794)           (633)            559           8,847

Provision for income
taxes                                  4,113            (579)           (203)                          3,331
                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before minority
     interest                          5,602            (215)           (430)            559           5,516
Minority interest loss                    (7)                             86                              79
                                   ---------       ---------       ---------       ---------       ---------
Net income (loss)                  $   5,595           ($215)          ($344)      $     559       $   5,595
                                   =========       =========       =========       =========       =========


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Nine-Months Ended June 28, 1998
                                   (unaudited)
                             (dollars in thousands)



                                                       LDM
                                                    Technologies   Gauarantor    Nonguarantor   Consolidating
                                                       Inc.        Subsidiaries  Subsidiaries   Entries         Consolidated
                                                    ------------   ------------  ------------   -------------   ------------
NET CASH PROVIDED (USED) BY                         $  17,271       $(714)       $    334        $  (2)         $  16,889
     OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING
     ACTIVITIES
  Additions to property, plant
     and equipment                                     (6,652)       (250)           (806)                         (7,708)
  Proceeds from disposal of
     property, plant and equipment                        186                                                         186
  Purchase of Huron Plastics Group
     Inc., net of $1,835 cash acquired                (66,780)                                                    (66,780)
  Purchase of LDM Germany                              (9,706)                                                     (9,706)
  Purchase of Kenco Plastics,
     net of $500 cash acquired                        (26,641)                                                    (26,641)
                                                    ---------       -----        --------        -----          ---------

NET CASH USED FOR INVESTING
     ACTIVITIES                                      (109,593)       (250)           (806)                       (110,649)

CASH FLOWS FROM FINANCING
     ACTIVITIES
Borrowings (to)/from affiliates                        (2,054)                      2,052            2
Proceeds from long-term debt issuance                  65,563           3                                          65,566
Payments on long-term debt                             (1,655)         (6)           (458)                         (2,119)
Net proceeds from lines of
    credit borrowings                                  30,959                         702                          31,661
                                                    ---------       -----        --------        -----          ---------
NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                        92,813          (3)          2,296            2             95,108
                                                    ---------       -----        --------        -----          ---------

Net cash change                                           491        (967)          1,824                           1,348
Cash at beginning of period                                12       4,598              23                           4,633
                                                    ---------       -----        --------        -----          ---------
Cash at end of period                               $     503       3,631        $  1,847        $              $   5,981
                                                    =========       =====        ========        =====          =========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                       $  11,235       1,494        $  1,210        $              $  13,939
                                                    =========       =====        ========        =====          =========


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Nine-Months Ended June 29, 1997
                                   (unaudited)
                             (dollars in thousands)



                                         LDM
                                      Technologies,    Guarantor           Nonguarantor
                                         Inc.         Subsidiaries         Subsidiaries         Consolidated
                                      ------------   --------------       --------------       --------------
NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES              $  7,956        $  2,649              ($1,371)              $   9,234
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant
    and equipment                       (9,020)         (1,537)                (293)                (10,850)
  Proceeds from disposal of
    property, plant and equipment        1,536                                                        1,536
  Use of investments restricted
    to property, plant and
    equipment                              658                                                          658
  Purchase of Molmec, net of
    $2,705 cash acquired               (53,198)                                                     (53,198)
Purchase of Kendallville                (6,878)                                                      (6,878)
                                      --------        --------              -------               ---------

NET CASH USED FOR INVESTING
    ACTIVITIES                         (66,902)         (1,537)                (293)                (68,732)

CASH FLOWS FROM FINANCING
    ACTIVITIES
Proceeds from long-term debt net
    of $5,911 debt issuance costs       88,660          15,429                                      104,089
Payments on long-term debt             (12,397)         (9,642)                                     (22,039)
Net proceeds from line of credit
    borrowings                         (15,500)         (3,634)                 (78)                (19,212)
                                      --------        --------              -------               ---------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                          60,763           2,153                  (78)                 62,838
                                      --------        --------              -------               ---------
Net cash change                          1,817           3,265               (1,742)                  3,340
Cash at beginning of period                  9              17                2,096                   2,122
                                      --------        --------              -------               ---------
Cash at end of period                 $  1,826        $  3,282              $   354               $   5,462
                                      ========        ========              =======               =========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization         $  6,072        $  1,536              $   581               $   8,189
                                      ========        ========              =======               =========

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's financial results for the quarter and nine months ended June 28, 1998 are less favorable than the same periods in 1997. This is the result of increased goodwill amortization, lower margins associated with its fiscal 1998 acquisitions, and a strike at one of its major customers.

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

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED JUNE 28, 1998 COMPARED TO QUARTER ENDED JUNE 29, 1997

NET SALES: Net sales for the three-month period ended June 28, 1998 ("third quarter 1998") were $144.2 million, an increase of $61.9 million, or 75.1%, from the three-month period ended June 29, 1997 ("third quarter 1997"). Third quarter 1998 net sales were comprised of $120.4 million of automotive product sales, $4.1 million of consumer and other product sales, and $19.7 million of mold sales. The sales growth is primarily the result of acquisitions described previously herein. This growth was offset slightly by a strike at a major customer resulting in lost product sales of $6.5 million.

GROSS MARGIN: Gross margin was $24.9 million or 17.2% of net sales for the third quarter of 1998. Third quarter 1998 gross margin related to product sales was $21.9 million or 17.6% of net product sales compared to $18.3 million or 23.5% of net product sales for the third quarter of 1997. The decrease in gross margin related to product sales is the result of lower margins associated with the 1998 acquisitions, and a strike at a major customer. The strike resulted in lost gross margin of $1.8 million. If the strike had not occurred, third quarter 1998 gross margin related to product sales would have been $23.7 million or 18.1% of net product sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for third quarter 1998 were $16.3 million, or 11.3% of net sales, compared to $10.4 million, or 12.6% of net sales, for third quarter 1997. The decrease in SG&A as a percentage of net sales was the result of increased net sales mentioned herein.

INTEREST EXPENSE: Interest expense was $5.4 million for third quarter 1998 compared to $3.4 million for third quarter of 1997. The increased interest expense was primarily due to the incurrence of additional debt related to the acquisitions described above.

INCOME TAXES: The provision for income taxes for third quarter 1998 was $1.3 million with an effective tax rate of 43.7%, as compared to $1.9 million with an effective tax rate of 37.5% for third quarter 1997. The rate difference relates principally to certain nondeductible expenses.

NINE MONTHS ENDED JUNE 28, 1998 COMPARED TO NINE MONTHS ENDED JUNE 29, 1997

NET SALES: Net sales for the nine-month period ended June 28, 1998 ("Year to date June 1998") were $370.4 million, an increase of $155.2 million, or 72.1%, from the nine-month period ended June 29, 1997 ("Year to date June 1997"). Year to date June 1998 net sales were comprised of approximately $322.4 million of automotive product sales, $13.9 million of consumer and other product sales, and $34.1 million of mold sales. The sales growth is primarily the result of acquisitions described previously herein. This growth was offset slightly by a strike at a major customer resulting in lost product sales of $6.5 million.

GROSS MARGIN: Gross margin was $63.1 million or 17.0% of net sales for Year to date June 1998. Year to date June 1998 gross margin related to product sales was $59.4 million or 17.7% of net product sales compared to $40.2 million or 20.4% of net product sales for Year to date June 1997. The decrease was the result of lower margins associated with the 1998 acquisitions, and a strike at a major customer. The strike resulted in lost gross margin of $1.8 million. If the strike had not occurred, Year to date June 1998 gross margin related to product sales would have been $61.2 million or 17.9% of net product sales.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for Year to date June 1998 were $42.0 million, or 11.3% of net sales, compared to $25.5 million, or 11.9% of net sales, for Year to Date June 1997.

INTEREST EXPENSE: Interest expense was $14.4 million for Year to date June 1998 compared to $7.4 million for Year to date June 1997. The increased interest expense was primarily due to the incurrence of additional debt related the acquisitions described elsewhere herein.

INCOME TAXES: The provision for income taxes for Year to date June 1998 was $2.9 million with an effective tax rate of 46.6%, as compared to $3.3 million with an effective tax rate of 37.7% for Year to date June 1997. The rate difference relates principally to certain nondeductible expenses.

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

TERM LOAN AND ADDITIONAL LINE OF CREDIT FACILITY: On February 6, 1998, the Company secured additional financing from Bank of America Business Credit, its current senior lender. The financing was comprised of a $66 million term loan and an additional $10 million capital expenditure line of credit facility. The term loan and line of credit bear interest at the prime rate plus .5% or libor plus 2.5%. Proceeds from the term loan were used to fund the HPG acquisition. No borrowings have been made on the capital expenditure line of credit facility to date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and capital expenditures for facility maintenance and expansion. The Company believes its future cash flows from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including, cash flow from operations and permitted additional indebtedness. As of June 28, 1998, the Company had $178.8 million of long-term debt outstanding, $34.8 million of revolving loans and current maturities of long-term debt outstanding and $19.1 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities Year to date June 1998 was $16.9 million compared to $9.2 million of cash provided by operating activities in Year to date June 1997. The increase in cash provided by operating activities was the result of the sales growth described above.

Capital expenditures for Year to date June 1998 were $7.7 million compared to $10.9 million for Year to date June 1997. The Company believes its capital expenditures (exclusive of the HPG acquisition) will be approximately $15.0 million in fiscal year 1998, and approximately $15.0 in fiscal years 1999 and 2000. The majority of the Company's fiscal 1998 capital expenditures will be used to facilitize for new programs launching in fiscal 1999, install a new enterprise-wide information system and upgrade certain

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

elements of the newly acquired facilities to LDM standards. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

The Company's liquidity is affected by both the cyclical nature of its business and levels of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. The Company's sales are concentrated with a few OEM customers and a change in their demand for products could have a material impact on the Company. Labor relations problems at General Motors Corporation have significantly affected the Company's production during the months of June and July 1998. However, the Company believes that its existing borrowing ability and cash flow from operations will be sufficient to meet its liquidity requirements in the foreseeable future.

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

                           PART II - OTHER INFORMATION


          Item 1   Legal Proceedings                   Not applicable

          Item 2   Changes in Securities               Not applicable

          Item 3   Defaults upon Senior Securities     Not applicable

                   Submission of Matters to a Vote
          Item 4   of Security Holders                 Not applicable

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


                                     LDM TECHNOLOGIES, INC.


                                     By:  /s/ G. E. Borushko
                                     ----------------------------------
                                              Gary E. Borushko
                                              Chief Financial Officer

                                         /s/ B. N. Frederick
                                     -----------------------------------
                                             Bradley N. Frederick
                                             Chief Accounting Officer

                                             Date:  August 11, 1998

                                INDEX TO EXHIBITS



         EXHIBIT NO.                   DESCRIPTION
        -------------                ------------------------
             27                      Financial Data Schedule