Form 10-K405
period 1998-09-27
LDM TECHNOLOGIES INC
filed 1998-12-28
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X]      Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended September 27, 1998

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ______ to ______

                        COMMISSION FILE NUMBER 333-21819
                                 ---------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of December 1, 1998, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                                     PART I

Item 1.      Business

GENERAL

    LDM Technologies, Inc. (the "Company" or "LDM") is a leading Tier 1 designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under-the-hood components supplied primarily to North American automotive original equipment manufacturers (OEMs). Suppliers that sell directly to OEMs are referred to herein as "Tier 1" suppliers. The Company is a full service supplier with advanced computer design and engineering capabilities that have enabled it to penetrate OEM new product programs during the concept stage of the product life cycle and promote long-term customer relationships. The Company recently constructed its Auburn Hills Design Center to enhance its conceptual design and development capabilities.

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

    In fiscal year 1997 the Company completed its acquisition of substantially all the assets of Molmec, Inc., a manufacturer of under-the-hood products (the "Molmec" Acquisition). The Company also completed its acquisition of Aeroquip's Kendallville, Indiana facility in fiscal year 1997 (the "Kendallville" Acquisition).

    On September 30, 1997, the Company purchased the entire voting stock of Kenco Plastics, Inc., a manufacturer of blow-molded, under-the-hood products (the "Kenco" Acquisition). On November 25, 1997, the Company acquired the business and certain net assets of Aeroquip-Vickers International GmbH (the "Beienheim" Acquisition). The business is located in Beienheim, Germany and manufactures interior and under-the-hood products, primarily for European OEM's. On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively the "HPG" Acquisition). HPG is a manufacturer of under-the-hood and functional products for sale to OEM's and Tier I automotive suppliers.

    Through a combination of the acquisitions described above and internal growth, the Company's net sales and EBITDA have increased from approximately $177.6 million and $15.1 million, respectively, in fiscal year 1994 to approximately $525.6 million and $45.3 million, respectively, on a proforma basis in fiscal year 1998, which represents a compound annual growth rate of 31% and 31%, respectively.

     The Company estimates that the strike at General Motors Corporation during fiscal year 1998 resulted in lost product sales of approximately $13.0 million and associated gross margins of approximately $3.5 million.

Since its acquisition, Kenco has not performed as originally anticipated and the Company intends to dispose of the Kenco business and certain net assets to a joint venture that will be 49% owned by the Company by December 31, 1998.

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

             Under-the-Hood/Functional Components. The Company is a designer and manufacturer of fluid and air management components for under-the-hood applications such as cowl vent assemblies, fluid reservoirs including degas bottles, battery trays and covers, air deflectors and sight shields. The Company believes that it supplies the majority of Ford's cowl vent assemblies for North American car and truck platforms. OEMs are increasingly substituting plastic for metal in under-the-hood components and systems in an effort to reduce cost, noise and weight, to enhance design flexibility, to improve airflow and to increase aesthetic appeal. Historically, the largest customer for its under-the-hood components has been Ford.

CONSUMER PRODUCTS

    G.L. Industries of Indiana, Inc. (d/b/a Como Products ("Como"), a manufacturer of consumer and office products, was acquired by the Company in 1993. Como is a manufacturer of plastic injection molded products for the electronics, computer, television, office furniture, appliance, transportation and business machine markets. Como's extensive finishing capabilities include painting, EMI/RFI shielding, hot stamping, induction bonding, pad printing and machining of molded parts. With injection molding machines ranging from 230 tons to 3,000 tons, Como has the ability to produce a broad range of molded parts, including injection molded, structural foam and counter pressure structural foam parts. Como sales represented approximately 4.2% of the Company's fiscal year 1998 net product sales.

It is the intention of the Company to further concentrate efforts solely on its automotive products business. The Company is in negotiations to complete the disposal of Como.

CUSTOMERS

    The Company's principal customers are Ford, General Motors, Volkswagen and Chrysler for which it supplies components and subassemblies for a variety of light duty trucks, minivans and passenger cars. While the Company's products are generally used on a diverse group of over 60 models, the Company's sales and marketing efforts have been directed towards those sectors of the automotive market which have experienced strong consumer demand and growth in sales. The Company supplies components and subassemblies for a variety of light duty trucks, sports utility vehicles, minivans and passenger cars.

    The approximate percentage of net production sales to the principal customers for the Company for the twelve-month period ended September 27, 1998 are shown below:

                                                                             Year Ended
                                                                         September 27, 1998
                                                                         ------------------
Ford ....................................................................       36.5%
General Motors ..........................................................       32.7%
Chrysler.................................................................        5.9%
Volkswagen ..............................................................        3.4%
Other Automotive.........................................................       19.3%
Other Non-Automotive.....................................................        2.2%
                                                                               -----
          Total..........................................................      100.0%
                                                                               =====

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

    The Company has been chosen as a supplier for a variety of light trucks (including pick-up trucks, minivans, full size vans and sport utility vehicles) and passenger car models. The following table presents an overview of the major models, for which the Company currently produces components for its OEM customers:

Customer                                                               Model
----------------------------------------------------------------------------
General Motors-truck..........................................         APV/Transport
                                                                       Astro/Safari
                                                                       Blazer/Bravada/Jimmy
                                                                       Sonoma/Blazer
                                                                       Sonoma Pick-up
                                                                       1500 Sierra
                                                                       GMC Sierra/Silverado
                                                                       Venture/Silhouette/Trans Sport

General Motors-car............................................         Achieva/Grand Am
                                                                       Alero
                                                                       Astra (Opel)
                                                                       Aurora/Riviera
                                                                       Cavalier/Sunbird/Sunfire
                                                                       Corvette
                                                                       Deville/Concourse
                                                                       El Dorado
                                                                       Firebird/Camaro
                                                                       Grand Prix/Cutlass
                                                                       Impact
                                                                       Intrigue
                                                                       Lumina
                                                                       Malibu/Century
                                                                       Monte Carlo
                                                                       Park Avenue
                                                                       Saturn/Z
                                                                       Seville
                                                                       Vectra (Opel)

Ford-truck....................................................         Aerostar
                                                                       Econoline
                                                                       Expedition
                                                                       Explorer
                                                                       F-Series truck F-250/F-350
                                                                       Ranger
                                                                       Villager/Quest
                                                                       Windstar

Ford-car......................................................         Continental
                                                                       Contour/Mystique/Mondeo
                                                                       Crown Victoria/Grand Marquis
                                                                       Escort (US and Europe)
                                                                       Mark VIII
                                                                       Mustang
                                                                       T-Bird/Cougar /Lincoln LS
                                                                       Taurus/Sable
                                                                       Town Car

Chrysler-truck................................................         Caravan/Voyager/Town & Country
                                                                       Dakota
                                                                       Grand Cherokee
                                                                       Ram Pick-up/Van

Chrysler-car..................................................         Avenger/Sebring
                                                                       Breeze/Cirrus/Stratus
                                                                       Concord/Intrepid
                                                                       LHS
                                                                       Neon

Volkswagen....................................................         Golf/Jetta
                                                                       A3 (Audi)
                                                                       A4 (Audi)
                                                                       A6 (Audi)

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

COMPETITION

    The automotive supplier industry in which the Company competes is highly competitive. A large number of actual or potential competitors exist including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include: Progressive Dynamics Inc., Summit Polymers Inc. and Manchester Plastics, a business unit of Collins & Aikman Corporation, in instrument panel components; Magna International Inc., Venture Holdings Corporation, and JPE, Inc., in exterior trim components; and Key Plastics Inc. and Lacks Industries in under-the-hood components.

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

RAW MATERIALS

    The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene, polycarbonate, acrylonitrile-butadiene-styrene, paint, and steel for production molds, all of which are available from many sources. The resins used in the Company's business historically have been subject to price fluctuations. In the past, the Company has been unable to pass price increases in resins through to its customers. There can be no assurance that a material increase in the price of resin will not adversely affect the Company's results of operations. The Company has not experienced significant raw material shortages and does not anticipate significant raw material shortages in the foreseeable future.

EMPLOYEES

    As of September 27, 1998, the Company's workforce included 4,357 employees, of which 729 were salaried workers, and 3,628 were hourly workers including temporary and part-time employees. The Company has 273 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility, 142 hourly employees represented by the United Auto Workers at its Como facility, and 173 hourly employees represented by United Food and Commercial Workers Union at its Owensboro, Kentucky facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 2001. The Company's contract with the bargaining unit for the Como facility expires December 31, 2000. The contract with the bargaining unit for the Owensboro facility expires in May of 2000. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

Item 2.  Properties

    The Company conducts molding, painting and assembly operations in approximately 1.9 million square feet of space in a total of 25 manufacturing locations. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. Detail of each manufacturing location is scheduled below:

LOCATION                                     OWNED/LEASED         SQUARE FOOTAGE
---------                                    ------------         --------------
Circleville, OH                                 Owned                 71,300
Napoleon, OH                                    Leased               150,000
Franklin, TN                                    Owned                122,000
Kendallville, IN                                Owned                 60,000
Byesville, OH                                   Owned                160,000
Leamington, Ontario, Canada                     Owned                200,000
Rochester Hills, MI                             Leased                33,000
New Hudson, MI                                  Owned                 57,900
Hartland, MI                                    Owned                 44,600
Fowlerville, MI                                 Owned                 65,000
Clarkston, MI                                   Owned                 21,600
Corunna, MI                                     Leased               120,000
Owosso, MI                                      Leased                42,500
Owosso, MI                                      Leased                22,000
Owensboro, KY                                   Leased                40,000
Owensboro, KY                                   Leased                69,400
Gallatin, TN                                    Leased                43,000
Croswell, MI                                    Leased                80,900
St. Clair, MI                                   Leased                35,000
St. Clair, MI                                   Leased                29,100
Harlingen, TX                                   Leased                42,900
Port Huron, MI                                  Leased                71,000
Port Huron, MI                                  Leased                71,000
Beienheim, Germany                              Leased               140,000
Columbus, IN                                    Leased               148,200


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

Item 4.      Submission of Matters to a Vote of Security Holders

    Not applicable

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder
             Matters

    There is no public trading market for the Company's Common Stock. As of September 27, 1998, there were two holders of record of the Registrant's Common Stock.

Item 6.      Selected Financial Data

                             Summary Financial Data


The following table sets forth (i) summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 25, 1994, September 24, 1995, September 29, 1996, September 28, 1997, and September 27, 1998 and (ii) summary pro forma financial data giving effect to the Kenco Acquisition, the Beienheim Acquisition, and the HPG Acquisition for the fiscal year ended September 27, 1998, and additional debt assumed related to each of the acquisitions, as if each had occurred on September 29, 1997. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.

                                                                                                               UNAUDITED
                                                                                                                PROFORMA
                                                                AUDITED                                        ---------
                                           -------------------------------------------------------------        SEPT 27
                                           SEPT. 25   SEPT. 24      SEPT. 29      SEPT. 28      SEPT. 27         1998
                                             1994       1995          1996          1997           1998          (a)
                                             ----       ----          ----          ----           ----       ----------
                                                                 (dollars in thousands)
              Statement of operations
                Data
                Net sales                 $177,597    $ 220,991     $ 217,759     $ 293,020     $ 483,224     $ 525,579
                Cost of sales              151,692      182,408       182,896       240,929       404,001       443,886
                Gross profit                25,905       38,583        34,863        52,091        79,223        81,693
                Selling, general and
                   administrative
                   expenses                 17,137       23,515        26,418        35,561        56,607        58,494
                Interest expense             2,144        3,178         3,280        11,076        19,814        21,852
                Impairment of long-lived
                   assets                        -            -             -             -        10,523        10,523
                Income (loss) from
                   continuing operations,
                   before extraordinary
                   item                      2,570        6,248         1,173         3,063        (7,884)       (9,345)

              Other financial data
                Cash flows from operating
                   activities             $  7,801    $  14,788     $  12,912     $   9,336     $  19,547     $       -
                EBITDA (b)                  15,110       21,261        16,473        28,182        42,598        45,281
                Depreciation and
                   amortization              6,593        6,778         8,006        11,955        19,866        21,972
                Capital expenditures        29,023       15,150        20,286        12,776        14,143             -
                Ratio of earnings to
                   fixed charges(c)            3.5          3.9           1.9           1.4            .6            .6
                Ratio of EBITDA to
                    interest expense           7.0          6.7           5.0           2.5           2.2           1.4
                Ratio of debt to EBITDA        2.4          2.1           3.1           4.5           5.3           4.0


              Balance sheet data
                Cash                      $    976    $   1,138     $   2,122     $   4,632     $   3,317
                Total assets                86,777      107,655       119,125       212,187       328,396
                Total debt                  36,489       44,936        51,786       126,770       224,444
                Stockholder's equity        17,319       23,635        17,322        20,385        13,358

(a) Gives pro forma effect to the Kenco Acquisition, Beienheim Acquisition, and HPG Acquisition in the manner described in note 2 to the historical financial statements contained in Item 14 of this document.
(b) EBITDA is defined as income (loss) from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation, amortization and long-lived asset impairment charge. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be used as, an indicator or alternative to operating income, net income
     (loss) or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and may not be compared to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:



                                                                           AUDITED                                 UNAUDITED
                                               ---------------------------------------------------------------     PROFORMA
                                                SEPT. 25   SEPT. 24      SEPT. 29      SEPT. 28       SEPT. 27     SEPT. 27
                                                  1994       1995          1996          1997           1998         1998
                                                  ----       ----          ----          ----           ----         ----
                                                                          (dollars in thousands)
             Net Income (loss)                 $  2,752     $ 6,334       $ 1,869       $ 3,063       $(7,067)      $(8,098)
             Add (deduct) the following:
               Extraordinary Item                     -           -          (754)            -             -             -
               Discontinued operations             (182)        (87)           58             -             -             -
               Adjustment for
                   impairment of long-lived
                   assets                             -           -             -             -        10,523        10,523

               Provision (credit) for income
                   taxes                          3,803       5,058         4,014         2,088          (538)         (968)
               Interest expense                   2,144       3,178         3,280        11,076        19,814        21,852
               Depreciation and
                   amortization                   6,593       6,778         8,006        11,955        19,866        21,972
                                               --------     -------       -------       -------       -------       -------
             EBITDA                            $ 15,110     $21,261       $16,473       $28,182       $42,598       $45,281
                                               ========     =======       =======       =======       =======       =======

(c) For purposes of the ratio of earnings to fixed charges, (i) earnings include income from continuing operations before the following: income taxes, extraordinary items, minority interests, and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and portion of rental expense that the Company believes to be representative of interest. The September 27, 1998 pro forma ratio of earnings to fixed charges of .6 gives effect only to the change in expense related to the replacement of the existing debt. For the year ended September 27, 1998, earnings are inadequate to cover fixed charges on both an actual and a proforma basis. On an actual basis, the deficiency of earnings was $7,966,000. On a proforma basis, the deficiency of earnings was $9,427,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    LDM is a leading Tier I designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under-the-hood components supplied primarily to North American automotive OEMs. LDM supplies components and subassemblies for a variety of light duty trucks, sport utility vehicles, minivans and passenger cars. Automotive products under development are assigned a selling price which is reevaluated from time to time during the product development cycle. Prior to production, the Company and the customer generally agree on a final price, which, in some instances, may be subject to negotiated price reductions or increases over the term of the project. Consequently, the Company's ability to improve operating performance is generally dependent primarily on its ability to reduce costs and operate more efficiently. Molds used in LDM's operations are requisitioned by LDM's customers and are purchased from mold builders who design and construct the molds under LDM supervision. Upon acceptance of the molds, title is passed to customers and revenue is recognized. In addition to automotive products, LDM's net sales include some consumer product sales and mold sales.

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED SEPTEMBER 27, 1998 COMPARED TO YEAR ENDED SEPTEMBER 28, 1997

NET SALES: Net sales for fiscal year 1998 were $483.2 million, an increase of $190.2 million, or 64.9% from $293.0 million in fiscal year 1997. For fiscal year 1998, net sales, before intercompany eliminations of $.1 million, were comprised of $420.9 million of automotive product sales, $18.1 million of consumer and other product sales, and $44.3 million of mold sales. As discussed above, a strike at the General Motors Corporation during fiscal year 1998 resulted in lost automotive product sales of approximately $13.0 million.

         Automotive product sales in fiscal year 1998 were $420.9 million, an increase of $177.6 million, or 73.0%, from $243.3 million in fiscal year 1997. The strong growth of automotive product sales was mainly attributable to increased automotive product sales related to the Company's fiscal year 1998 acquisitions (Kenco, $56.5 million; Beienheim, $20.6 million; and HPG, $66.6 million), a full year of sales related to the 1997 acquisitions of Molmec and Kendallville and the continued strength of the Company's other production parts programs.

         Consumer and other product sales were $18.1 million in fiscal year 1998, compared to $19.2 million in fiscal year 1997. This decrease of $1.1 million, or 5.7%, is primarily the result of lower sales of television cabinets due to the manufacturer's resourcing of these products to local suppliers.

         Mold sales in fiscal year 1998 were $44.3 million, an increase of $12.4 million, or 38.9% from $31.9 million in fiscal year 1997. 1998 mold sales were comprised of $42.2 million automotive mold sales and $2.1 million of consumer and other mold sales.

GROSS MARGIN: Gross margin was $79.2 million or 16.4% of net sales, for fiscal year 1998 compared to $52.1 million or 17.8% of net sales, for fiscal year 1997.

         Gross margin related to automotive product sales was $75.8 million, or 18.0% of net automotive product sales in fiscal year 1998 compared to $50.2 million or 20.6% of net automotive product sales in fiscal year 1997. As discussed previously, the strike at General Motors Corporation during fiscal year 1998 resulted in lost gross margin of approximately $3.5 million. If the strike at General Motors had not occurred, gross margin related to product sales would have approximated $79.3 million or 18.8% of net automotive product sales. The remaining decrease in gross margin as a percentage of net product sales relates to gross margins at Kenco and Beienheim being lower than those achieved historically by the Company.

         Gross margin related to consumer and other sales was $0.2 million or 0.2% of net consumer and other sales in fiscal year 1998 compared to $.4 million or 2.0% of net consumer and other sales in fiscal year 1997.

         Gross margin related to mold sales was $3.2 million or 7.2% of mold sales in fiscal year 1998 compared to $1.5 million or 4.7% of mold sales in fiscal year 1997.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal 1998 were $56.6 million, or 11.7% of net sales, compared to $35.6 million, or 12.1% of net sales, for fiscal year 1997.

INTEREST EXPENSE: Interest expense was $19.8 million during fiscal year 1998, compared to $11.1 million for fiscal year 1997. The increased interest expense is the result of a full year's effect of the issuance of $110.0 million Senior Subordinated Notes in January 1997, and additional indebtedness assumed in fiscal year 1998 related to acquisitions. The Kenco Acquisition ($27.1 million) and the Beienheim Acquisition ($9.7 million) were financed with the Company's existing Senior Credit Facility. The HPG Acquisition ($69.0) million was financed with the proceeds of a new $66.0 million Senior Term Credit Facility and the existing Senior Credit Facility.

INCOME TAXES: The credit for income taxes for fiscal year 1998 was $538 thousand with an effective tax rate of 6.8%, as compared to a provision of $2.1 million with an effective tax rate of 41.7% for fiscal year 1997. The low effective tax rate is the result of certain non-deductible expenses, foreign tax in excess of foreign tax credits, and establishment of a valuation allowance against deferred tax assets at Como. These are partly offset by the settlement of a prior year income tax audit.

ACQUISITION OF KENCO: On September 30, 1997 the Company acquired the entire outstanding stock of Kenco Plastics, Inc. of Michigan, Kenco Plastics, Inc. of Kentucky and the business and net tangible assets of Narens Design and Engineering Co. (collectively referred to herein as "Kenco") for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the Company's Senior Credit Facility. Kenco designs and manufactures a full range of blowmolded plastic parts including HVAC components, air induction components, functional components and fluid reservoirs at six manufacturing locations located in Michigan, Kentucky and Tennessee.

ACQUISITION OF BEIENHEIM: On November 25, 1997 the Company acquired substantially all of the operating assets of Aeroquip-Vickers International GmbH., including the manufacturing operation located in Beienheim Germany, for approximately $9.7 million in cash, and the assumption of approximately $2.5 million of liabilities, subject to certain adjustments. The acquisition was made through the Company's newly formed German subsidiary and was financed with additional borrowings under the Company's Senior Credit Facility. The Beienheim facility manufactures various interior trim components, exterior trim components and under the hood components supplied primarily to European automotive OEMs. Beienheim's customers include Ford, Opel and Audi.

ACQUISITION OF HURON PLASTICS: On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively "HPG") for $69.0 million in cash and the assumption of certain liabilities. The acquisition was financed with proceeds from a new $66 million Senior Term Credit Facility and additional borrowings under the Company's existing Senior Credit Facility. HPG designs and manufactures under-the-hood and functional injection molded plastic parts at six manufacturing facilities located in Michigan and Texas.

PROPOSED DIVESTITURE OF KENCO: Since its acquisition on September 30, 1997, the Kenco business has performed significantly below original expectations, causing the Company to undertake a strategic review of the future viability of the business. As a result, the Company plans to enter into a transaction to sell the business and certain net assets of Kenco to a joint venture that will be 49% owned by the Company. This initiated an impairment review of the long-lived assets of Kenco which led the Company to recognize an impairment charge of approximately $10.5 million, representing all of the goodwill and $1.6 million of the carrying value of the tangible fixed assets. See note 4 to the historical financial statements contained in item 14 of this document for additional information.

YEAR ENDED SEPTEMBER 28, 1997 COMPARED TO YEAR ENDED SEPTEMBER 29, 1996

NET SALES: Net sales for fiscal year 1997 were $293.0 million, an increase of $75.2 million, or 34.5%, from $217.8 million in fiscal year 1996. For fiscal year 1997, net sales, before intercompany eliminations of $1.4 million, were comprised of $243.3 million of automotive product sales, $19.2 million of consumer and other product sales, and $31.9 million of mold sales.

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

ACQUISITION OF KENDALLVILLE: On April 25, 1997, the Company acquired certain assets of Aeroquip Corporation's Kendallville Indiana plant for $7.2 million in cash. The Kendallville plant manufactures automotive air vents.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of September 27, 1998 the Company had $185.3 million of long-term debt outstanding and $19.0 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in fiscal year 1998 was $19.5 million compared to $9.3 million of cash provided by operating activities in the same period in 1997. The increase in cash provided by operating activities was primarily the result of the additional gross margins provided by the Company's acquisitions.

Capital expenditures for fiscal year 1998 were $14.1 million compared to $12.8 million for fiscal year 1997. Fiscal 1998 capital expenditures include several injection molding machines and secondary equipment, as well as new hardware and software related to a common computer system being implemented throughout the entire organization.

The Company believes its capital expenditures (exclusive of any potential acquisitions) will be approximately $15.0 million in each of the fiscal years ended September 1999, 2000, and 2001. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

ENVIRONMENTAL:

The Company has previously been notified of violations of certain permitted air emission levels for organic compounds at its Byesville and Circleville plant locations. It is the Company's policy to accrue environmental expenses when it is both probable that a liability has been incurred and the amount can be reasonably estimated. On March 27, 1997, the Company settled the emission violation matter related to its Byesville plant in the amount of $188,000. The Company had accrued $150,000 as of September 29, 1996 for this settlement and accrued the remaining $38,000 during the quarter ended March 30, 1997.

During fiscal year 1998, the Company settled the emission violation matter related to its Circleville plant for $170,000. The Company had accrued $160,000 in prior years. The additional $10,000 was expensed during fiscal year 1998.

The Company has been named as a Defendant in a lawsuit in connection with a failed landfill in Byesville, Ohio. The lawsuit seeks contribution from the Company as a potentially responsible party for allegedly generating waste that was disposed of at the landfill. The Company has reached a tentative agreement in principle with the United States Environmental Protection Agency (USEPA) to settle this matter for a nominal amount. The Company has also received a letter from a group of corporations which have entered into an agreement with the USEPA to prepare a remedial design for curing a failed landfill site in Circleville, Ohio. The Company was identified as a potentially responsible party for alleged waste disposal at the Circleville landfill. The Company believes that, based on the available information, the ultimate liability with respect to these issues will not materially exceed $50,000 and charged that amount to expense in the quarter ended March 30, 1997.

YEAR 2000 COMPLIANCE:

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) is at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

For its information technology exposures, to date the Company has completed its remediation phase and expects to complete software replacement, including testing and implementation, no later than June 30, 1999. Once software is selected and tailored for the Company's use, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 80% of its testing and has implemented 40% of its remediated systems. Completion of the testing phase for all significant systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment are no longer in business. As such, the Company is only 60% complete in the remediation phase of its operating equipment. Testing of this equipment is also more difficult than the testing of information technology systems; as a result, the Company is only 40% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be complete by June 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company's accounts receivable system interfaces directly with significant customers. The Company is in the process of working with these customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by June 30, 1999. The Company has completed its remediation efforts on these systems and is 80% complete with the testing phase. Testing of all significant systems is expected no later than March 31, 1999. Implementation is 40% complete and is expected to be complete by June 30, 1999. The Company understands that these key customers are in the process of making their accounts payable systems Year 2000 compliant. Each customer queried believed that its payables system would be Year 2000 compliant by the end of 1999.

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COST

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million, and is being funded through operating cash flows. To date, the Company has incurred approximately $3.5 million ($0.4 million expensed and $3.1 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $1.0 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $2.5 million relates to repair of hardware and software, and implementation consulting fees which will be expensed as incurred.

RISKS

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and ship products, invoice customers, or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

The Company has contingency plans for certain critical applications, and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

YEAR 2000 DISCLOSURE CHART

----------------------------- -------------------- ---------------------- --------------------- ----------------------
                                  ASSESSMENT            REMEDIATION             TESTING            IMPLEMENTATION
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Information Technology        100% complete        100% complete          80% complete          40% complete

                                                                          Expected completion   Expected completion
                                                                          date, March 1999      date, June 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Operating Equipment with      100% complete        60% complete           40% complete          40% complete
Embedded Chips or Software
                                                   Expected completion    Expected completion   Expected completion
                                                   date, March 1999       date, June 1999       date, June 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Products                      100% complete        100% complete          100% complete         100% complete
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Third Party                   100% complete for    100% complete for      80% complete for      40% complete for
                              system interface;    system interface       system interface      system interface
                              80% complete for
                              all other material   Develop contingency    Expected completion   Expected completion
                              exposures            plans as               date for system       date for system
                                                   appropriate, March     interface work,       interface work, June
                              Expected             1998                   March 1999            1999
                              completion date
                              for surveying all                                                 Implement
                              third parties,                                                    contingency plans or
                              February 1999                                                     other alternatives
                                                                                                as necessary,
                                                                                                September 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------

Item 7A  Quantitative and Qualitative Disclosures About Market Risk

FOREIGN CURRENCY RISK

QUANTITATIVE AND QUALITATIVE ANALYSIS

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Canada, and Germany and sells the products in those markets as well. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar, and the U.S. dollar and the German mark.

In Canada, the Company operates in both the U.S. and the Canadian dollar, and is funded by a U.S. dollar loan from the parent Company. The functional currency is the U.S. dollar. The Company is exposed to exchange gains or losses on assets and liabilities denominated in the Canadian dollar.

In Germany, the functional currency is the German mark, in which all operating cash-flows are denominated. The German operation is also funded by a U.S. dollar loan from the parent Company. The Company is exposed to exchange gains or losses on assets and liabilities denominated in the German mark.

As of September 27, 1998, the Company's net assets (defined as current assets less current liabilities) subject to foreign currency translation risk are $9,035. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $904.

The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

INTEREST RATE RISK

QUALITATIVE AND QUANTITATIVE ANALYSIS

The Company's variable interest expense is sensitive to changes in the general level of U.S. interest rates. Some of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on spot rate observations as of the reporting date.

                                 1999       2000       2001       2002       2003    Thereafter     Total       FMV
                                 ----       ----       ----       ----       ----    ----------     -----       ---
Fixed rate (maturity)              -          -          -          -         -       $110,000    $110,000    $95,700
Fixed rate % (average)           10.75%     10.75%     10.75%     10.75%     10.75%     10.75%      10.75%
Variable rate (maturity)        $49,586    $10,471    $10,492    $35,305     $520      $8,070     $114,444   $114,444
Variable rate % (spot rates)      7.89%      7.89%      7.89%      7.89%     7.89%       7.89%       7.89%

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

    Not Applicable

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

    The names and ages of all executive officers and directors of the Company are as follows:

                                                                     HAS                            SERVED
                                                                     IN                            POSITION
     NAME                              AGE                        POSITION                           SINCE
   -------------------------           ---                        --------                           -----
   Joe Balous...............            73         Chairman of the Board, Secretary and Director     1985
   Richard J. Nash..........            54         Chief Executive Officer and Director              1985
   Robert C. Vamos..........            52         President                                         1997
   Gary E. Borushko.........            53         Chief Financial Officer                           1987
   Gordon F. Steil..........            49         Vice President of Engineering                     1991
   William Kessler..........            52         Vice President of Development                     1993
   Vincent P. Buscemi.......            50         Group Vice President - Sales                      1991
   Michael T. Heneka........            51         Group Vice President - Sales                      1991

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

    All of the executive officers of the Company named above have held various executive positions with the Company for more than five years except Mr. Vamos who joined Molmec in 1992 as Vice President of Manufacturing and was named President of Molmec in 1993. Prior to 1992, he held various manufacturing management positions with the Budd Company. Upon LDM's acquisition of Molmec in January 1997 he was named Executive Vice President of Manufacturing of the Company and on September 2, 1997 he was named to his current position. Mr. Kessler joined the Company in 1993. Prior thereto he was Vice President of Sales at Velcro Industries for 22 years.

Item 11.     Executive Compensation

    The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 1998.

                                          SUMMARY COMPENSATION TABLE 1(1)
                                                                              OTHER ANNUAL                  ALL OTHER
                     NAME                    YEAR      SALARY       BONUS      COMPENSATION               COMPENSATION
      ---------------------------------      ----    ---------  -----------  ---------------------   -----------------
      Richard J. Nash....................    1998    $ 550,000  $ 1,000,000                --               $ 3,750(2)
      Chief Executive Officer and Director   1997      550,000    1,050,000                --                 3,562(2)
                                             1996      550,000      750,000                --                 2,917(2)

      Joe Balous.........................    1998           --           --        $1,340,000(3)                 --
      Chairman of the Board and Secretary    1997           --           --         1,420,000(3)                 --
                                             1996           --           --         1,395,000(3)                 --
                                                                                                                 --
      Gary E. Borushko...................    1998      230,015      361,700
      Chief Financial Officer                1997      202,923      450,000                --                    --
                                             1996      180,000           --                --                    --

      Robert C. Vamos....................    1998      289,075      100,000                --               $ 1,000(2)
      President                              1997      185,353      100,000                --                    --
                                             1996           --           --                --                    --

      Vincent P. Buscemi.................    1998      190,531       45,000            96,000(5)                 --
      Group Vice President - Sales           1997       45,000        9,000           376,692(4)                 --
                                             1996           --           --           446,346(4)                 --

(1) This table does not include any value that might be attributable to certain job related benefits, the amount of which for any executive officer does not exceed the lesser of $50,000 or 5% of combined salary and bonus for such executive officer.
(2)  Represents contributions to the Company's 401 (k) plan.
(3)  Consulting fees paid to a management company owned by Joe Balous.
(4)  Represents sales commission paid to a company owned by such individual.
(5)  Represents payments made under sales representative buyout agreement.

     The Company does not pay director fees to its two directors. The Company does not have a Compensation Committee and Messrs. Nash and Balous participate in all deliberations concerning executive officer compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     All of the outstanding capital stock of the Company is owned beneficially and equally by Messrs. Richard J. Nash and Joe Balous.

Item 13.   Certain Relationships and Related Transactions.

The Company and its two stockholders entered into a stock redemption agreement which provides that upon the death of either stockholder, the Company is required to purchase, and their respective estates are required to sell, all of the capital stock of the Company owned by such stockholder, as the case may be, at a price equal to $50.0 million, which amount would be payable upon receipt of the proceeds of life insurance policies owned by the Company on each of the lives of the stockholders. Pursuant to the terms of the stock redemption agreement, the Company is required to maintain life insurance policies of $50.0 million on the lives of Mr. Nash and Mr. Balous. The annual premiums for such policies of insurance are approximately $1,800,000.

    Como, a 75% owned subsidiary of the Company, leases its general office and plant facility and certain equipment from entities controlled by such subsidiary's minority stockholder, Laurence M. Luke. Payments pursuant to these leases were $467,000 during fiscal year 1998. Como also pays management fees to Mr. Luke based on a percentage of sales. Such management fees were waived during fiscal year 1998.

    During 1998, Como transferred equipment with a net book value of approximately $609,000 to LDM. In exchange for the equipment, LDM relieved Como of its liability for accrued corporate charges and other accounts payable of approximately $604,000, which had been included in Como's accrued liabilities in prior years.

    During fiscal year 1998, the Company paid consulting fees of $1,340,000 to a management company owned by Joe Balous. The nature of the services performed by Mr. Balous are development of corporate policy and strategic planning, integration of recent acquisitions, and overseeing facilities construction and leasehold improvements.

    In September 1996, the Company entered into a five-year lease for its Troy offices with Messrs. Nash and Balous and a relative of one of them. Monthly rent expense pursuant to this lease was $15,000 per month. In July of 1997 the Company terminated the lease for the Troy offices and purchased Mr. Nash's interest in the office for $714,000. In November 1998, Joe Balous acquired The Company's 50% interest in the Troy office for $625,000.

    The terms of these leases are not the result of arms-length bargaining; however, the Company believes that such leases and other transactions described above are on terms no less favorable to the Company than could be obtained if such leases were arms-length transactions with non-affiliated persons.

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

           Consolidated Balance Sheets at September 27, 1998 and September 28, 1997.

           Consolidated Statements of Operations for each of the years in the three-year period ended September 27, 1998.

           Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity for each of the years in the three-year period ended September 27, 1998.

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 27, 1998.

           Notes to Consolidated Financial Statements.

           All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                    EXHIBITS

               The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819); the Exhibit marked with two asterisks below was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997; the Exhibits marked with three asterisks below were filed with the Form 10-K dated December 10, 1997; and the Exhibits marked with four asterisks below were filed with the Form 8-K of the Company dated February 20, 1998; and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement, Form 10-K or Form 8-K Report.

EXHIBIT
 NUMBER   DESCRIPTION OF EXHIBITS

3.1 Articles of Incorporation of LDM Technologies, Inc. (the "Company"), as amended [3.1]*
3.2       By-laws of the Company [3.5]*
4.1 Indenture dated as of January 15, 1997 by and among the Company, LDM Holdings, LDM Partnership, LDM Canada and IBJ Schroder Bank & Trust Company, as Trustee [4.1]*
4.2 Form of 10 3/4% Senior Subordinated Note Due 2007, Series B [4.2]* 4.3 Form of Guarantee [4.3]*
10.1(a) Loan and Security Agreement dated as of January 22, 1997 ("Loan Agreement") by and between the Company, as Borrower, and BankAmerica Business Credit, Inc. ("BankAmerica"), as Agent for the Lenders [10.2]*
10.1(b)   First Amendment to Loan Agreement dated May 1, 1997. [10.1(b)]***
10.1(c) Amendment No. 2 and Affirmation of Guaranties to Loan Agreement dated as of July 14, 1997. [10.1(c)]***
10.1(d) Amendment No. 3 and Affirmation of Guaranties to Loan Agreement dated as of September 30, 1997. [10.1(d)]***
10.1(e) Amendment No. 4 and Affirmation of Guaranties to Loan Agreement dated as of November 25, 1997 [10.1(e)]***
10.1(f) Amendment No. 5 and Affirmation of Guaranties to Loan Agreement dated as of February 6, 1998. [3]****
10.1(g) Amendment No. 6 and Affirmation of Guaranties to Loan Agreement dated as of July 21, 1998.
10.2 Intellectual Property Security Agreement dated as of January 22, 1997 made by the Company in favor of BankAmerica, as Agent for Lenders [10.4]*
10.3 Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan corporation, and Kenco Plastics, Inc., a Kentucky corporation, and Narens Design & Engineering Co., a Michigan corporation, dated September 30, 1997 [1].**
10.4(a) Term Loan and Security Agreement dated as of February 6, 1998 among the financial institutions named therein, as the Lenders, BankAmerica Business Credit, Inc., as Agent and LDM Technologies, Inc., as Borrower. [2]****
10.4(b) Amendment No. 1 and Affirmation of Guaranties to Term Loan and Security Agreement dated as of July 21, 1998.
10.5 Stock and Asset Purchase Agreement by and among LDM Technologies, Inc., Tadim, Inc., Huron Plastics Group, Inc. and certain "Selling Shareholders" dated December 23, 1997, First Amendment thereto dated January 23, 1998, Second Amendment thereto dated January 30, 1998, Third Amendment thereto dated February 2, 1998 and Fourth Amendment thereto dated February 6, 1998. [1]****
11        Statement of Ratio of Earnings to Fixed Charges
21        Subsidiaries and Affiliates of the Company
27        Financial Data Schedule

          (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant for the quarter ended September 27, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-eighth day of December, 1998.

                                  LDM TECHNOLOGIES, INC.

                                  By:     /s/ Richard J. Nash
                                          --------------------------
                                          Richard J. Nash
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                  By:     /s/ Gary E. Borushko
                                          --------------------------
                                          Gary E. Borushko
                                          (Chief Financial Officer)

                                  By:     /s/ Brad N. Frederick
                                          --------------------------
                                          Brad N. Frederick
                                          (Principal Accounting Officer)




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 28, 1998.


Signature                                  Title
---------                                  -----

/s/ Joe Balous                             Director
---------------------
Joe Balous

/s/ Richard J. Nash                        Director
---------------------
Richard J. Nash

                         Report of Independent Auditors

Board of Directors of LDM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 27, 1998 and September 28, 1997, and the related consolidated statements of operations, comprehensive income (loss) and stockholders' equity, and cash flows for each of the three years in the period ended September 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 27, 1998 and September 28, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1998 in conformity with generally accepted accounting principles.



Detroit, Michigan                                            ERNST & YOUNG LLP
December 21, 1998

                             LDM Technologies, Inc.

                           Consolidated Balance Sheets

                                 (in thousands)

                                                                           SEPTEMBER 27,      SEPTEMBER 28,
                                                                               1998               1997
                                                                         ------------------ ------------------
                      ASSETS
                      Current assets:
                       Cash                                                  $    3,317       $      4,633
                       Accounts receivable                                       81,781             45,812
                       Inventories                                               24,069             15,048
                       Mold costs                                                22,510             13,825
                       Prepaid expenses                                           2,030              2,055
                       Refundable income tax                                      1,251                390
                       Deferred income taxes                                      3,148              4,627
                                                                             ----------       ------------
                      Total current assets                                      138,106             86,390

                      Net property, plant and equipment                         118,201             82,259
                      Investment in joint venture                                 1,098                  -
                      Goodwill, net of accumulated amortization of
                        $5,620 in 1998 and $1,668 in 1997                        64,047             36,791
                      Debt issue costs, net of accumulated
                        amortization of $1,521 in 1998 and $599 in 1997           6,303              5,733
                      Other                                                         641              1,014
                                                                             ----------       ------------
                      Total assets                                           $  328,396       $    212,187
                                                                             ==========       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     Current liabilities:
                      Lines of credit and revolving loan                     $   39,139       $      3,530
                      Accounts payable                                           54,363             28,152
                      Demand notes payable to shareholders                           88                 88
                      Accrued liabilities                                        22,476             15,662
                      Accrued compensation                                       10,097              4,616
                      Advance mold payments from customers                        1,036             11,082
                      Income taxes payable                                          850              1,639
                      Current maturities of long-term debt                       13,631                979
                                                                             ----------       ------------
                     Total current liabilities                                  141,680             65,748

                     Long-term debt due after one year                          171,674            122,261
                     Deferred income taxes                                        1,684              3,512
                     Minority interest                                                -                279

                     Stockholders' equity:
                      Common stock ($.10 par value; 100,000 shares
                       authorized, 600 shares issued and outstanding)                 -                  -
                      Additional paid in capital                                     94                 94
                      Retained earnings                                          13,286             20,353
                      Accumulated other comprehensive loss                          (22)               (61)
                                                                             ----------       ------------
                     Total stockholders' equity                                  13,358             20,386
                                                                             ----------       ------------
                     Total liabilities and stockholders' equity              $  328,396       $    212,187
                                                                             ==========       ============


See accompanying notes.

                             LDM Technologies, Inc.

                      Consolidated Statements of Operations

                                 (in thousands)

                                                                                YEARS ENDED
                                                           SEPTEMBER 27,       SEPTEMBER 28,      SEPTEMBER 29,
                                                               1998                1997              1996
                                                          --------------    ------------------  ---------------
               Net sales:
                Product sales                             $      438,960     $         261,103  $       192,471
                Mold sales                                        44,264                31,917           25,288
                                                          --------------     -----------------  ---------------
                                                                 483,224               293,020          217,759
               Cost of sales:
                Product cost of sales                            362,983               210,532          160,094
                Mold cost of sales                                41,018                30,397           22,801
                                                            ------------     -----------------  ---------------
                                                                 404,001               240,929          182,895
                                                            ------------     -----------------  ---------------
               Gross margin                                       79,223                52,091           34,864

               Selling, general and administrative
                expenses                                          56,607                35,562           26,419
               Interest                                           19,814                11,076            3,280
               Share of joint venture loss                           285                     -                -
               Adjustment for impairment of long-lived
                 assets                                           10,523                     -                -
               Other, net                                           (122)                  445               56
                                                            ------------     -----------------  ---------------
                                                                  87,107                47,083           29,755
                                                            ------------     -----------------  ---------------
               Income (loss) from continuing
                operations before income taxes, minority
                interest and extraordinary item                   (7,884)                5,008            5,109
               Provision (credit) for income taxes                  (538)                2,088            4,014
                                                             -----------     -----------------   --------------
               Income (loss) from continuing
                operations before minority interest and
                extraordinary item                                (7,346)                2,920            1,095
               Minority interest                                     279                   143               79
                                                            ------------     -----------------  ---------------
               Income (loss) from continuing
                operations before extraordinary item              (7,067)                3,063            1,174
               Extraordinary item, gain on debt
                refinancing, no income tax effect                      -                     -              754
                                                            ------------     -----------------  ---------------
               Income (loss) from continuing operations           (7,067)                3,063            1,928
               Income (loss) from discontinued
                operations, net of income taxes
                and minority interest                                  -                     -              (59)
                                                            ------------     -----------------  ---------------
               Net income (loss)                            $     (7,067)    $           3,063  $         1,869
                                                            ============     =================  ===============

See accompanying notes.

                             LDM Technologies, Inc.

Consolidated Statements of Comprehensive Income (Loss) and Stockholders' Equity




                                                                                         (in thousands)
                                                                    --------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                    ADDITIONAL                        OTHER
                                         COMMON        COMMON        PAID-IN        RETAINED      COMPREHENSIVE
                                         SHARES        STOCK         CAPITAL        EARNINGS      INCOME (LOSS)        TOTAL
                                         ------        -----         -------        --------      -------------        -----
                                        (NUMBER)    (IN DOLLARS)
     Balance at September 24, 1995          700         $  70           $110          $23,562         $ (37)          $23,635

      Redemption of a stockholder's        (100)          (10)           (16)          (8,141)            -            (8,157)

       interest

     Comprehensive Income:
         Net income for 1996                  -             -              -            1,869             -             1,869
         Currency translation adjustment      -             -              -                -           (24)              (24)
                                                                                                                      -------
         Comprehensive income                                                                                           1,843
                                          -----         -----        -------          -------         -----           -------

     Balance at September 29, 1996          600            60             94           17,290           (61)           17,323
          Net income (comprehensive
           income) for 1997                   -             -              -            3,063             -             3,063
                                          -----         -----        -------          -------         -----           -------


     Balance at September 28, 1997          600            60             94           20,353           (61)           20,386

     Comprehensive Income:
         Net loss for 1998                    -             -              -           (7,067)            -            (7,067)
         Currency translation adjustment      -             -              -                -            39                39
                                                                                                                      -------
         Comprehensive loss                   -             -              -                -             -            (7,028)
                                          -----         -----        -------          -------         -----           -------
     Balance at September 27, 1998          600         $  60          $  94          $13,286         $ (22)          $13,358
                                          =====         =====          =====          =======         =====           =======

See accompanying notes.

                             LDM Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                          YEARS ENDED
                                                                     -----------------------------------------------------
                                                                       SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 29,
                                                                           1998              1997              1996
                                                                     ----------------- ----------------- -----------------
         OPERATING ACTIVITIES
         Net income (loss)                                             $     (7,067)     $      3,063      $      1,869
         Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
             Depreciation and amortization                                   19,866            11,955             8,006
             Adjustment for impairment of long-lived assets                  10,523                 -                 -
             Share of joint venture loss                                        285                 -                 -
             Extraordinary gain on retirement of debt                             -                 -              (754)
             (Gain) loss on sale of property and equipment                       97              (156)              103
             Deferred income taxes                                           (2,033)           (1,127)              383
             Other                                                                -               453              (505)
             Changes in assets and liabilities, net of the 1996 effect
               of the distribution of IMCA and the effect of 1997 and
               1998 acquisitions:
                 Accounts and notes receivable                               (4,960)           (5,458)           (7,379)
                 Refundable income taxes                                          -                 -              (365)
                 Inventory and mold costs                                    (2,153)           (4,954)             (975)
                 Prepaid expenses                                               979            (1,494)              (78)
                 Other assets                                                     -               415                 7
                 Accounts payable and accrued liabilities                     5,790             7,357            12,247
                 Income taxes payable                                        (1,780)             (718)              353
                                                                       -------------     ------------      ------------
         Net cash provided by operating activities                           19,547             9,336            12,912

         INVESTING ACTIVITIES
         Additions to property, plant and equipment                         (14,143)          (12,776)          (20,286)
         Purchase of Molmec (net of $2,705 cash acquired)                         -           (53,198)                -
         Purchase of Kendallville                                                 -            (7,159)                -
         Purchase of Kenco Plastics (net of $500 cash acquired)             (26,641)                -                 -
         Purchase of LDM Technologies, GmbH                                  (9,703)                -                 -
         Purchase of Huron Plastics Group (net of $1,835 cash acquired)     (67,140)                -                 -
         Proceeds from disposal of property and equipment                       814             1,777               284
         Cash and cash equivalents restricted for construction of
         new corporate facility                                                   -               658             6,686
         Other                                                                    -              (484)            1,247
                                                                       ------------      ------------      ------------
         Net cash used for investing activities                            (116,813)          (71,182)          (12,069)

         FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt, (net of debt
         issuance
           costs of $1,540 in 1998 and $6,039 in 1997)                       63,992           103,962            19,993
         Payments on notes payable and long-term debt                        (4,809)          (22,199)          (16,135)
         Net (repayments) proceeds from borrowings on line of credit         36,767           (17,406)              833
         Redemption of stockholder's interest                                     -                 -            (4,713)
         Other                                                                    -                 -               163
                                                                       ------------      ------------      ------------
         Net cash provided by financing activities                           95,950            64,357               141
                                                                       ------------      ------------      ------------
         Net increase (decrease) in cash                                     (1,316)            2,511               984
         Cash at beginning of year                                            4,633             2,122             1,138
                                                                       ------------      ------------      ------------
         Cash at end of year                                           $      3,317      $      4,633      $      2,122
                                                                       ============      ============      ============

See accompanying notes.

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holding Canada, Inc., LDM Technologies GmbH ("LDM Germany"), LDM Canada Limited Partnership, LDM Technologies Company ("LDM Canada"), LDM Holding Mexico, Inc., LDM Technologies, S.de R.L. ("LDM Mexico"), and G.L. Industries of Indiana, Inc. (d/b/a Como Products "Como"). All subsidiaries are wholly owned with the exception of Como (75% owned) and LDM Mexico (99% owned). As of September 27, 1998, the Company, LDM Canada, LDM Germany and Como are the only subsidiaries which are operating entities. All intercompany accounts and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

The Company's domestic automotive operations are conducted through divisions and, in Canada and Germany, through LDM Canada and LDM Germany. Such operations principally consist of manufacturing of molded and blow-molded plastic interior and exterior trim, under the hood, and powertrain components for sale principally to several North American automobile manufacturers and their suppliers. Como is a manufacturer of molded plastic products for end-use application primarily in the consumer appliance, office products, and commercial furniture markets.

DISCONTINUED OPERATIONS

On September 29, 1996, the Company contributed $4 million in cash to the capital of its 83% owned subsidiary, Industrial Machining Corporation of Arkansas ("IMCA") and immediately exchanged its stock in IMCA plus $500 in cash and a two year 6.5% interest bearing promissory note in the amount of $3 million for all of the LDM stock held by the shareholder. The acquired stock was immediately retired. No gain or loss was recorded and results of operation have been classed as discontinued in the statement of operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 27, 1998, September 28, 1997, and September 29, 1996 included 52, 52 and 53 weeks, respectively.

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

FOREIGN CURRENCY TRANSLATION

In January, 1997, LDM Canada was re-financed with inter company loans and additional equity, which were funded with part of the proceeds of the Senior Subordinated Notes, and existing loans were repaid. In prior years, the Canadian dollar was considered to be the functional currency for the Canadian operations. During the 1997 fiscal year, as a result of the U.S. dollar based re-financing and the volume of U.S. dollar denominated sales and operating costs, the Company determined that the functional currency of LDM Canada should be the U.S. dollar. Accordingly long lived assets and inter company debt has been translated at the historical rate and exchange differences arising on translation have been included in 1998 and 1997 operations.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 27, 1998 and September 28, 1997 consist of the following:

                                          1998         1997
                                          ----         ----
                                             (In thousands)
          Raw materials and supplies      $14,791  $      8,902
          Work-in-process                   2,715         2,105
          Finished goods                    6,563         4,041
                                          -------  ------------
          Total                           $24,069  $     15,048
                                          =======  ============

MOLDS

Molds used in Company operations are requisitioned by the Company's customers and are purchased from mold builders who design and construct the molds under Company supervision. Upon acceptance of the molds, title is passed to customers and revenue is recognized.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is determined principally using the straight-line method based upon the following estimated useful lives:



                              ESTIMATED USEFUL
                               LIFE (YEARS)
            ---------------------------------------------------
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

Debt issue costs are amortized over the term of the associated debt.

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Impairment losses are determined based on the estimated shortfall of discounted cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Smith Barney currently makes a market for the Notes. As of September 27, 1998, the average of the bid and asking price was 87.0 giving a fair market value of $14.3 million below stated value ($110 million). As of November 27, 1998, the average of the bid and asking price was 96.7. The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

IMPACT OF ACCOUNTING STANDARDS ADOPTED IN THE FISCAL YEAR ENDING IN SEPTEMBER, 1998

The Company has adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Statement 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's comprehensive income other than net income consists solely of currency translation differences arising on consolidation of overseas subsidiaries. The Company has elected to report total comprehensive income in the statement of stockholders' equity. Total comprehensive income (loss) during the years presented is not significantly different than the respective net income (loss).

The Company has adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information. See note 3.

The Company has adopted the Financial Accounting Standards Board Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement 132 superseded FASB Statement No. 87, Employers' Accounting for Pensions, Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Adoption of Statement 132 had no effect on disclosures for the Company's defined contribution plans.

The Company has adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The adoption of SOP 98-5 did not materially affect the results of operations or financial position of the Company.

The Company has adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use". SOP 98-1 provides criteria for the capitalization of certain software development costs. Since the Company's previous accounting policy was generally consistent with the provisions of SOP 98-1, the adoption of SOP 98-1 did not materially impact the costs that would otherwise historically have been capitalized.

IMPACT OF ACCOUNTING STANDARDS TO BE ADOPTED SUBSEQUENT TO THE FISCAL YEAR ENDING IN SEPTEMBER, 1998

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. At this time the Company has not adopted Statement 133 but has not entered into any derivative or hedging activity and accordingly does not anticipate the provisions of Statement 133 will affect future results of operations or financial position.

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

On September 30, 1997, the Company purchased the entire voting stock of Kenco Plastics, Inc. (a Michigan Corporation) and Kenco Plastics, Inc. (a Kentucky corporation) and the business and net tangible assets of Narens Design & Engineering Company (collectively known as "Kenco Plastics") for a consideration of $27.1 million in cash. The fair value of the net tangible assets acquired amounted to $17.7 million.

On November 25, 1997, the Company acquired the business and certain net assets of Aeroquip-Vickers International GmbH, for a consideration of $9.7 million in cash and the assumption of certain liabilities. The fair value of the net tangible assets acquired amounted to $9.7 million.

On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively known as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The fair value of the net tangible assets acquired amounted to $37.7 million.

A summary of the allocation of purchase price of each of the acquisitions during the year ended September 27, 1998 is given below:

                                                         KENCO          LDM
                                                       PLASTICS       GERMANY           HPG
                                                      ----------    -----------     ----------
                                                                  (In thousands)
                  Current assets                      $   12,576     $    6,143     $  30,047
                  Net property, plant and equipment       11,638          6,132        21,703
                  Other assets                                 -              -         1,354
                  Long term debt                               -              -
                  Other liabilities                       (6,510)        (2,540)      (15,356)
                                                      ----------     ----------      --------
                  Net tangible assets                     17,704          9,735        37,748
                  Goodwill                                 9,438                       31,227
                                                      ----------     ----------      --------
                  Cost                                $   27,142     $    9,735      $ 68,975
                                                      ==========     ==========      ========


All of the above acquisitions have been accounted for using the purchase method. Accordingly, the assets acquired and the liabilities assumed have been recorded at fair values and the excess of the purchase price over the net tangible assets acquired recorded as goodwill to be amortized over 15 years. The results of operations of the above acquisitions have been included in the consolidated financial statements from the date of acquisition.

The following unaudited pro forma condensed consolidated results of operations of the Company, for the fiscal years ended September 27, 1998 and September 28, 1997, gives effect to the above acquisitions and associated financing as if such events had occurred on September 29, 1996. The unaudited pro forma consolidated financial information does not purport to represent what the Company's financial position or results of operations would actually have been had the transactions occurred on September 29, 1996 or to project the Company's financial position or results of operations for any future date or period.

                                                                    YEAR ENDED              YEAR ENDED
                                                                SEPTEMBER 27, 1998      SEPTEMBER 28, 1997
                                                                -------------------------------------------
                                                                              (In thousands)
               Net sales                                        $        525,579       $            528,744
               Cost of sales                                             443,886                    436,308
                                                                ----------------       --------------------
               Gross margin                                               81,693                     92,436

               Selling, general and administrative expenses               58,494                     63,666
               Impairment of long-lived assets                            10,523                          -
               Other expenses, principally interest                       22,021                     22,798
                                                                ----------------       --------------------
               Income (loss) from continuing operations before
                 income taxes and minority interests                      (9,345)                     5,972
               Provision for income taxes                                   (968)                     2,993
                                                                ----------------       --------------------
               Income (loss) from continuing operations
                 before minority interest                                 (8,377)                     2,979
               Minority interest                                             279                        143
                                                                ----------------       --------------------
               Income (loss) from continuing operations         $         (8,098)      $              3,122
                                                                ================       ====================

3.  SEGMENT AND GEOGRAPHICAL DATA

The Company currently operates in two industries; automotive components and consumer products. Machined parts operations for marine outboard engine manufacturers were discontinued in 1996. The Company's automotive components include the design and manufacture of plastic injection molded and blow molded products for certain original equipment manufacturers of cars, minivans and sport utility vehicles. The Company's automotive products include exterior and interior trim, under the hood components, and powertrain components. The Company has one consumer products plant which manufactures plastic molded products for the consumer appliance, office products and commercial furniture markets.

For the purpose of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is presented as one segment, being automotive plastics components. The consumer products operations are considered insignificant with sales of $20.2 million, $19.2 million and $21.5 million and net losses of $1.5 million, $.7 million and $.5 million during the years ended 1998, 1997 and 1996, respectively.

The following provides a summary of selected financial information by geographic area: (In thousands)


                                        SEPTEMBER 27, 1998                                   SEPTEMBER 28, 1997
                           ---------------------------------------------------------------------------------------------------
                                          Long-Lived                                            Long-Lived
                           Revenues (a)     Assets          Net Income (loss)   Revenues (a)      Assets          Net Income
                           ---------------------------------------------------------------------------------------------------
  United States            $    394,882  $    170,134     $     (7,638)         $    247,558   $    109,558           $3,000
  LDM Canada                     65,399        14,498            3,293                45,462         16,239               63
  LDM Germany                    22,943         5,658           (2,722)                    -              -                -
                           ---------------------------------------------------------------------------------------------------
  Consolidated total       $    483,224  $    190,290     $     (7,067)         $    293,020   $    125,797     $      3,063
                           ===================================================================================================

(a) Revenues are attributed to countries based on point of manufacturing.

During the years ended September 1998, 1997 and 1996, approximately 96%, 93% and 90% of consolidated sales were to customers in the automotive industry. Following is a summary of customers that accounted for more than 10% of consolidated net product sales as of each fiscal year end: (In thousands)

                                                           1998               1997              1996
                                                       ----------------------------------------------------
                         Ford Motor Company            $    169,293       $    114,446       $    71,519
                         General Motors Corporation         151,880             88,818            79,640
                         Volkswagen A.G                      15,822             15,856            19,172


4.  IMPAIRMENT OF LONG-LIVED ASSETS

Since its acquisition on September 30, 1997, the Kenco business has performed significantly below original expectations, causing management to undertake a strategic review of the future viability of the business.

During the fourth quarter of 1998, the Company entered into negotiations to form a joint venture that will be 49% owned by the Company and 51% owned by an independent third party. Under the proposed transaction, the Company would (i) sell the Kenco business and most of its net current assets to the joint venture at a price equal to the book value of the net current assets, (ii) retain ownership of the machinery and equipment used in the Kenco operations and enter into an operating lease with the joint venture for its use of those assets and
(iii) sublease the joint venture the real properties used in the Kenco operations. Although the agreement has not been finalized, the Company is in the latter stages of negotiation and expects to close the transaction in the second quarter of fiscal 1999.

Under the terms of the proposed agreement, the Company would provide a subordinated $2,000,000 loan (approximate) to the joint venture, and would guarantee $1,000,000 of the joint venture line of credit borrowings. As a result of these proposed terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company will retain substantively all the risks of ownership and, accordingly, the transaction will not be recognized as a sale for accounting purposes until the risks have been transferred.

The Company evaluated the on-going value of the long-lived assets (goodwill and tangible fixed assets) associated with the Kenco business, as if they were held-for-use. Based upon this evaluation, the Company determined that long-lived assets with a carrying amount of $19.6 million were impaired and recognized an impairment charge of $10.5 million. In determining undiscounted future cash flows the Company developed its best estimate of operating cash flows over the life of the tangible long-lived assets. Fair value was determined by discounting projected future cash flows at a market rate of interest.

The following presents a summary of the net assets of Kenco as of September 27, 1998: (In thousands)

                Assets
                  Cash                                           $    509
                  Accounts receivable                               9,086
                  Inventory                                         3,561
                  Other current assets                              1,551
                                                                 --------
                          Total current assets                     14,707

                  Property, plant and equipment                     9,005
                                                                 --------
                             Total assets                          23,712
                  Accrued liabilities                            $ (4,352)
                                                                 --------
                Net assets                                       $ 19,360
                                                                 ========

The following presents a summary of operations of Kenco for the year ended September 27, 1998: (In thousands)

                Revenue                                          $ 61,603

                Cost of goods sold                                 58,733
                                                                 --------
                Gross margin                                        2,870

                Selling, general and administrative expenses        4,068
                                                                 --------
                Operating loss before impairment charges,
                   interest and income taxes                     $ (1,198)
                                                                 ========

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH TRANSACTIONS

On September 29, 1996, LDM Technologies, Inc. issued a note payable to a former shareholder in the amount of $3.0 million as part of the consideration for the redemption of LDM Technologies, Inc. common stock owned by that shareholder. In connection with that transaction, the stock of IMCA was distributed to the former shareholder.

INTEREST PAID, TAXES PAID AND INTEREST CAPITALIZED

                                                                            1998              1997              1996
                                                                            -----             -----             ----
                                                                                         (In thousands)
         Interest paid                                                 $     17,643      $      7,919      $      2,502
         Income taxes paid                                             $      2,176      $      3,996      $      3,051
         Interest capitalized                                          $        185      $        312      $        780

6.  EXTRAORDINARY ITEM

During the year ended September 29, 1996, LDM Canada retired notes payable to Barclays Bank of Canada and Gentra Canada, resulting in a $754,000 extraordinary gain on extinguishment. Because of the Canadian operating losses, there was no tax effect related to the gain.

7.  PROPERTY, PLANT AND EQUIPMENT

At September 27, 1998 and September 28, 1997, property, plant and equipment consists of the following: (In thousands)

                                                       1998              1997
                                                     ---------        ---------
Land, buildings and improvements                     $  43,827        $  39,322
Machinery and equipment                                116,047           79,717
Transportation equipment                                 2,490            1,947
Furniture and fixtures                                   7,390            4,227
Construction in process                                  7,290            1,982
                                                     ---------        ---------
Total, at cost                                         177,044          127,195
Less accumulated depreciation                          (58,843)         (44,936)
                                                     ---------        ---------
Net property, plant, and equipment                   $ 118,201        $  82,259
                                                     =========        =========



8.  LINES OF CREDIT AND REVOLVING DEBT

On January 22, 1997, the Company entered into a five-year Senior Credit Facility. At September 27, 1998, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holdings Canada, Inc. and LDM Technologies Company). The Senior Credit Facility provides for advances up to (i) 85% of eligible accounts receivable, and (ii) the lesser of $12,000,000 or 60% of eligible inventory, up to a maximum availability of $75,000,000. The Senior Credit Facility provides for the issuance of commercial and stand-by letters of credit up to a portion of the $75,000,000 Senior Credit Facility. The Senior Credit Facility bears interest at rates based upon a prime or LIBOR rate, in each case plus an applicable basis point spread; and provides that the Company will pay an issuance fee with respect to letters of credit based on a percentage of the full amount of such letters of credit, and an unused line fee equal to a percentage of the unused portion of the Senior Credit Facility. The Senior Credit Facility contains customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.

The Company had borrowings outstanding under the Senior Credit Facility at September 27, 1998 and September 28, 1997 of $36,700,000 and $1,700,000,
respectively. Borrowings available under the Senior Credit Facility were $19,000,000 and $25,000,000 at September 27, 1998 and September 28, 1997,
respectively.

Como has a line of credit with a bank in an amount not to exceed at any time the lesser of $3,500,000 or the sum of 80% of eligible accounts receivable plus the lesser of 50% of eligible inventory or $1,000,000. The outstanding balance on the line of credit was $2,400,000 and $1,700,000 at September 27, 1998 and September 28, 1997, respectively. The line of credit bears interest at the prime rate plus 0.5% (8.75% in 1998). The line of credit is collateralized by substantially all the assets of Como and is guaranteed by LDM Technologies, Inc. Additional borrowing availability on the line of credit was approximately $230,000 and $750,000 at September 27, 1998 and September 28, 1997,
respectively. The original agreement expired in January 1997, has not been formally replaced, and is currently operating on a day-by-day basis.

Summary of lines of credit and revolving debt outstanding: (In thousands)

                                                                        SEPTEMBER 27,    SEPTEMBER 28,
                                                                           1998               1997
                                                                    --------------------------------------
                         Borrowings under lines of credit:
                           LDM Technologies Inc.                        $   36,700         $    1,700
                           Como                                         $    2,439              1,650
                                                                        ----------         ----------
                                                                            39,139              3,350
                         Borrowings under revolving debt:
                           Como                                                  -                180
                                                                        ----------         ----------
                                                                        $   39,139         $    3,530
                                                                        ==========         ==========

The weighted average interest rate on all short-term borrowings as of September 27, 1998 and September 28, 1997 was 8.77% and 8.66%, respectively.

9.  LONG-TERM DEBT

On January 22, 1997, the Company issued, in a private placement, 10 3/4% Senior Subordinated Notes due 2007, Series A, with an aggregate principal amount of $110,000,000. The net proceeds of the Offering, which amounted to $104,000,000 were used to repay debt in default amounting to $27,300,000 to repay a $2,700,000 note payable to a former shareholder, to fund the $55,900,000 acquisition of Molmec, to re-finance LDM Canada and for general corporate purposes.

On April 29, 1997, the Company exchanged its 10 3/4% Senior Subordinated Notes due 2007, Series A, for 10 3/4% Senior Subordinated Notes due 2007, Series B ("the Notes"). The terms of the Series B Notes are identical to those of the Series A Notes, except for certain transfer restrictions and registration rights relating to the Series A Notes.

The Indenture under which the Notes issued contains certain covenants, including limitations on the following matters: (i) the incurrence of additional indebtedness, (ii) the issuance of preferred stock by subsidiaries, (iii) the creation of liens, (iv) restricted payments, (v) the sales of assets and subsidiary stock, (vi) mergers and consolidations, (vii) payment restrictions affecting subsidiaries and (viii) transactions with affiliates.

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. Up to 25% of the Notes may be redeemed on or before January 15, 2000, at 110.75% of the principal amount in the event of a Public Equity Offering. At September 27, 1998, the Notes are guaranteed by certain subsidiaries of the Company namely LDM Holding Canada, Inc. and LDM Technologies Company but not by Como, LDM Mexico, or LDM Germany. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in
Note 15.

The notes rank subordinate in right of payment to all existing and future Senior Debt.

The Company has a letter of credit that secures its $8,800,000 Multi-Option Adjustable Rate Notes and on acquisition of Molmec assumed Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $4,400,000.

On February 6, 1998, the Company entered into an additional term and capital expenditure line of credit. The term line of credit is not to exceed the lesser of (i) $66,000,000 or (ii) the sum of (A) one hundred percent (100%) of the appraised orderly liquidation value of Equipment of the Borrower and LDM Canada; plus (B) eighty percent (80%) of the fair market value of all owned Real Estate of the Borrower and LDM Canada. The capital expenditure line of credit is not to exceed the lesser of (i) $10,000,000 or (ii) eighty percent (80%) of actual invoiced cost of the equipment. These obligations, totaling a maximum availability of $76,000,000 at September 27, 1998, are subject to interest at a Base or LIBOR Rate plus a variable margin as set forth in the loan agreement. These loans are also subject to interest for any unused line of credit equal to
 .375% per annum on an average daily unused facility for the immediate preceding month. The loans are repayable in monthly installments of $786,000 commencing May 1, 1998 in addition to an annual payment due the first day of the fourth month after the end of each fiscal year of 50% of any excess cash flow (as defined in the loan agreement) for such fiscal year, with any remaining balance repayable at February 2002. The lines of credit contain customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability. The Company may terminate these obligations upon written notice and full payment of principal and accrued interest.

The Company had borrowings outstanding under the term and capital expenditure line of credit at September 27, 1998 of $63,000,000. Borrowings available under the term and capital expenditure line of credit were $9,000,000 at September 27, 1998.

Long-term debt at September 27, 1998 and September 28, 1997 consists of the following: (In thousands)

                                                                               1998          1997
                                                                               ----          ----
                  Senior Subordinated Notes due 2007.                      $    110,000  $     110,000

                  Term and capital expenditure line of credit,
                     principal payable in monthly installments of
                     $786, at Base or LIBOR plus margin
                     (7.86% at September 27, 1998).  Balance                     63,048              -
                     repayable February 2002.

                    Multi-Option Adjustable Rate Notes, principal
                     payable in various annual installments ranging
                     from $240 to $780 through April 1, 2015, plus
                     interest payable monthly
                     at the higher of the 30 day commercial paper
                     rate or 90 day commercial paper rate (5.76% at
                     September 27, 1998).  Borrowings are
                     collateralized by the corporate headquarters
                     facility which has a carrying value of
                     approximately $14,890 at September 27, 1998                  8,340          8,580

                   Variable Rate Demand Limited Obligation Revenue
                    Bonds, principal payable in various annual
                    installments through December 1, 2009
                    ranging from $630 to $160, plus
                    variable interest (subject to a maximum of
                    12%), payable semi-annually (4.2% at
                    September 27, 1998),
                    collateralized by a letter of credit.                         3,825          4,415

                   Other                                                             92            245
                                                                           ------------  -------------
                   Total                                                   $    185,305  $     123,240

                   Current maturities of long-term debt                         (13,631)          (979)
                                                                           ------------  -------------
                   Long-term debt due after one year                       $    171,674  $     122,261
                                                                           ============  =============

LDM Technologies, Inc. has the option to convert the interest rate on the Multi-Option Adjustable Rate Notes to the Six Month, One Year, Three Year, Five Year, Seven Year, or the Fixed Interest Rates Modes.

Annual maturities of long-term debt are as follows (In thousands):

                    FISCAL YEAR
                         1999            $ 13,631
                         2000              10,619
                         2001              10,608
                         2002              31,858
                         2003                 500
                   Thereafter             118,089
                                     ------------
                        Total            $185,305
                                     ============

10.  RELATED PARTY TRANSACTIONS

Como leases its general office and plant facilities, in addition to certain computer and manufacturing equipment, from corporations whose directors and stockholders include Como's minority stockholder. Lease rental payments made to these corporations for 1998, 1997, and 1996 were $467,000, $502,000, and
$487,000, respectively. Como also pays management fees to its minority stockholder based on a percentage of sales. Selling, general and administrative expenses include $63,000 and $121,000 in 1997 and 1996, respectively, for management fees to the minority stockholder. The minority shareholder did not charge Como a management fee during fiscal year 1998.

During 1998, Como transferred equipment with a net book value of approximately $609,000 to LDM. In exchange for the equipment, LDM relieved Como of its liability for accrued corporate charges and other accounts payable of approximately $604,000, which had been included in accrued liabilities as of September 28, 1997.

Through July 15, 1997, the Company leased certain corporate administrative facilities from its shareholders. Lease rental payments were $110,000 for the year ended September 28, 1997, and $156,000 for the year ended in September 29, 1996. The Company also paid the repairs and maintenance, insurance and property taxes on these facilities. During July, 1997, the Company purchased a 50% interest in the administrative facilities it previously leased from its shareholders. The purchase price totaled $714,000. In November 1998, the Company sold its' interest in this property to one of its shareholders at book value.

11.  INCOME TAXES

The Company's provision for income taxes for continuing operations for the years ended September 27, 1998, September 28, 1997, and September 29, 1996 is comprised of the following:

                                                                             1998        1997           1996
                                                                       --------------------------------------
                                                                                     (In thousands)
                                 Domestic:
                                  Federal:
                                   Current                             $       121  $     2,789  $    2,770
                                   Deferred                                 (2,692)        (262)        612
                                                                       -----------  -----------  -----------
                                                                            (2,571)       2,527       3,382
                                 State and local:
                                  Current                                     (253)         405         841
                                  Deferred                                       -          (29)         17
                                                                       -----------  -----------  -----------
                                                                              (253)         376         858
                                 Foreign:
                                  Current                                      850           20          20
                                  Deferred                                   1,436         (835)       (246)
                                                                       -----------  -----------  -----------
                                                                             2,286         (815)       (226)
                                                                       -----------  -----------  -----------
                                 Total income tax provision (credit)   $      (538) $     2,088  $    4,014
                                                                       ===========  ===========  ===========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 27, 1998 and September 28, 1997 deferred tax assets and liabilities are comprised of the following:

                                                                               1998        1997
                                                                           -----------------------
                                                                                (In thousands)
                      Deferred tax assets:
                        Net operating loss carryovers                      $   1,523   $     2,480
                        Capital loss carryovers                                  194             -
                        Impairment charge                                      3,904             -
                        Accounts receivable                                      391           139
                        Inventory                                                834           640
                        Other accrued liabilities                                820           585
                        Employee benefits                                        930           783
                                                                           ---------   -----------
                      Total deferred tax assets                                8,596         4,627
                      Less valuation allowances for loss carryovers             (686)            -
                                                                          ----------   -----------
                      Total net deferred tax asset                             7,910         4,627

                      Deferred tax liabilities:
                       Property, plant and equipment                           6,446         3,513
                                                                           ---------   -----------
                      Net deferred tax asset                               $   1,464   $     1,114
                                                                           =========   ===========


A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:

                                                                               YEAR  ENDED
                                                         ---------------------------------------------------
                                                           SEPTEMBER 27,     SEPTEMBER 28,     SEPTEMBER 29,
                                                               1998              1997              1996
                                                         ----------------  ----------------  ---------------
                                                                             (In thousands)
                     Tax at federal statutory rate of 34%    $ (2,681)       $    1,703        $    1,737
                     State and local taxes, net of
                      federal tax  effect                        (299)              248               566
                     Settlement of prior years' income
                      tax liabilities                          (1,056)                -               582
                     Nondeductible expenses                       838               742               211
                     Reversal of valuation allowance for
                      Canadian loss carryovers                      -              (728)                -
                     Foreign tax in excess of
                      foreign tax credits                       1,781                 -                 -
                     Effect of unrealized Canadian tax
                      losses                                        -                 -               857
                     Deferred tax valuation
                      allowance                                   685                 -                 -
                     Other, net                                   194               123                61
                                                             --------        ----------        ----------
                     Provision (credit) for income taxes     $   (538)       $    2,088        $    4,014
                                                             ========        ==========        ==========


For Canadian income tax purposes, approximately $3,383,000 of net operating losses are available at September 27, 1998 for carryover against taxable income in future years. These carryovers expire $1,901,000 in 2003 and $1,482,000 in 2004. The net operating loss carry forwards include timing differences, principally tax depreciation in excess of financial statement depreciation, of approximately $5,116,000, for which a $1,842,000 deferred tax liability has been recorded.

12.  RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. and Como. During 1998, the Company obtained two additional defined contribution plans through the acquisitions disclosed in
Note 2. In July 1998, two of the defined contribution plans were merged into one plan. Contributions by the Company, which are different for each individual plan, are based on matching 50% of employees contributions, up to a maximum range of 3-4 % of earnings or $500,000 to $1,000,000. Costs under the plans amounted to $378,000, $296,000, and $252,000 in 1998, 1997 and 1996,
respectively.

13.  COMMITMENTS AND CONTINGENCIES

LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities, furniture and fixtures, and equipment. Rental expense, including short-term cancelable leases, approximated $6,367, $2,227, and $1,865 for the years ended September 27, 1998, September 28, 1997 and September 29, 1996, respectively. Future commitments under noncancelable operating leases are as follows: (In thousands)

                                RELATED         UNRELATED
               FISCAL YEAR      PARTIES          PARTIES       TOTAL
              -------------   ---------------------------------------
                    1999            $509           $5,016      $5,525
                    2000             509            4,802       5,311
                    2001             509            2,838       3,347
                    2002             509            1,125       1,634
                    2003             255              654         909
              Thereafter               -            1,024       1,024
                                  ------          -------     -------
                   Total          $2,291          $15,459     $17,750
                                  ======          =======     =======


STOCK REDEMPTION AGREEMENT

The Company and its two shareholders are party to a binding stock redemption agreement providing the following:

Upon the death of each shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $50,000,000. This amount is payable upon receipt of the proceeds of the life insurance policies owned by the Company on the shareholders' lives. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

The Company is required to purchase and maintain life insurance policies of $50,000,000 on the lives of each of the shareholders for as long as the Stock Redemption Agreement is in effect. The aggregate premium for these policies presently approximates $1.8 million per year. Further, the Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

CONTINGENCIES

Environmental Matters

The Company settled on a permitted air emission level violation at one of its plants during fiscal year 1998 for $170,000 of which $160,000 had been accrued in prior years. The additional $10,000 was expensed during fiscal 1998.

The Company settled on an emission violation at a second facility during fiscal year 1997 for $188,000, of which $150,000 had been accrued in prior years and $38,000 was expensed in fiscal year 1997.

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

14.  SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes and the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company and LDM Holding Canada, Inc. The non-guarantor subsidiaries are Como, LDM Germany, LDM Mexico, and LDM Holding Mexico, Inc. LDM Mexico is currently inactive.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como, Mexico and LDM Germany (the "non-guarantor subsidiaries") is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 27, 1998

                                                            UNCONSOLIDATED
                                           ------------------------------------------------
                                                LDM
                                           TECHNOLOGIES,        LDM         NON-GUARANTOR      CONSOLIDATING
                                               INC.           CANADA        SUBSIDIARIES           ENTRIES              CONSOLIDATED
                                           -----------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash                                     $        673        $      1,317     $      1,327                           $      3,317
  Accounts receivable                            63,856              10,849            7,076                                 81,781
  Note receivable affiliates                     21,487                   -                -        $    (21,487)                 -
  Inventories                                    18,964               1,567            3,538                                 24,069
  Mold costs                                     17,967                   -            4,543                                 22,510
  Prepaid expenses                                1,785                 136              109                                  2,030
  Refundable income taxes                         1,204                   -               47                                  1,251
  Deferred income taxes                           3,148                   -                -                                  3,148
                                           ------------        ------------     ------------        ------------       ------------
Total current assets                            129,084              13,869           16,640             (21,487)           138,106
Net property, plant and equipment, at
cost                                             96,662              14,498            7,041                                118,201
Investment in subsidiaries                        7,589                   -                -              (6,491)             1,098
Goodwill                                         64,047                   -                -                   -             64,047
Debt issue costs                                  6,303                   -                -                                  6,303
Other                                               632                   -                9                                    641
                                           ------------        ------------     ------------        ------------       ------------
                                           $    304,317        $     28,367     $     23,690        $    (27,978)      $    328,396
                                           ============        ============     ============        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan       $     36,699                   -      $     2,440                           $     39,139
  Accounts payable                               39,923     $         7,737            7,032        $       (329)            54,363
  Demand note payable to shareholders                 -                   -               88                                     88
  Accrued liabilities                            20,392                 745            1,339                                 22,476
  Accrued compensation                            7,629                 247            2,221                                 10,097
  Advance mold payments                               -                 443              593                                  1,036
  Income taxes payable                                -                 850                                                     850
  Note payable to affiliates                          -                   -                                                       -
  Current maturities of long-term debt           13,631                   -                                                  13,631
                                         --------------        ------------     ------------        ------------       ------------
Total current liabilities                       118,274              10,022           13,713                (329)           141,680

Long-term debt due after one year               171,674              10,709           10,449             (21,158)           171,674
Deferred income taxes                               285               1,369               30                                  1,684
Stockholders' equity:
  Common stock                                        -               5,850            2,945              (8,795)                 -
  Additional paid-in capital                         94                   -              126                (126)                94
  Retained earnings                              14,012                 417           (3,575)              2,432             13,286
  Accumulated other comprehensive income
  (loss)                                            (22)                  -                2                  (2)               (22)
                                           ------------        ------------     ------------        ------------       ------------
Total stockholders' equity                       14,084               6,267             (502)             (6,491)            13,358
                                           ------------        ------------     -------------       ------------       ------------
Total liabilities and stockholder's equity $    304,317        $     28,367     $     23,690        $    (27,978)      $    328,396
                                           ============        ============     ============        ============       ============

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 28, 1997

                                                         UNCONSOLIDATED
                                           LDM
                                      TECHNOLOGIES,           LDM            NON-GUARANTOR       CONSOLIDATING
                                          INC.               CANADA           SUBSIDIARIES          ENTRIES          CONSOLIDATED
                                      ---------------- ------------------- ------------------- ------------------- -----------------
                   ASSETS
Current assets:
  Cash                                 $         12     $      4,598          $       23                              $      4,633
  Accounts receivable                        40,102            6,688               1,773          $     (2,751)             45,812
  Note receivable affiliates                 16,098                                                    (16,098)
  Inventories                                10,893            2,114               2,041                                    15,048
  Mold costs                                  3,887            8,902               1,036                                    13,825
  Prepaid expenses                            1,852              121                  82                                     2,055
  Refundable income taxes                         -                                  390                                       390
  Deferred income taxes                       1,852            2,575                 200                                     4,627
                                       ------------     ------------          ----------          ------------        ------------
Total current assets                         74,696           24,998               5,545               (18,849)             86,390


Net property, plant and equipment            64,073           16,239               1,947                                    82,259
Investment in subsidiaries                    4,318                                                     (4,318)
Goodwill                                     36,791                                                                         36,791
Debt issue costs                              5,733                                                                          5,733
Other                                           680                                  334                                     1,014
                                       ------------     ------------          ----------          ------------        ------------
                                       $    186,291     $     41,237          $    7,826          $    (23,167)       $    212,187
                                       ============     ============          ==========          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan   $      1,700                           $    1,830                              $      3,530
  Accounts payable                           21,262     $      7,802               2,260          $     (3,172)             28,152
  Accrued liabilities                        12,791            2,070                 801                                    15,662
  Accrued compensation                        3,895              286                 435                                     4,616
  Advance mold payments from
    customers                                                 10,102                 980                                    11,082
  Income taxes payable                        1,631                8                                                         1,639
  Note payable to affiliates                                                         350                  (262)                 88
  Current maturities of long-term
    debt                                        881                                   98                                       979
                                       ------------     ------------          ----------          ------------        ------------

Total current liabilities                    42,160           20,268               6,754                (3,434)             65,748

Long-term debt due after one year           122,256           15,414                                   (15,409)            122,261
Deferred income taxes                         1,490            1,709                 314                                     3,513
Minority interests                                                                                         279                 279
Stockholders' equity:

  Common stock                                    -            5,856                   1                (5,857)                  -
  Additional paid-in capital                     94                                  126                  (126)                 94
  Retained earnings                          20,291           (2,010)                631                 1,441              20,353
  Accumulated other comprehensive loss                                                                     (61)                (61)
                                       ------------     ------------          ----------          ------------        ------------
Total stockholders' equity                   20,385            3,846                 758                (4,603)             20,386
                                       ------------     ------------          ----------          ------------        ------------
Total liabilities and stockholders'
  equity                               $    186,291     $     41,237          $    7,826          $    (23,167)       $    212,187
                                       ============     ============          ==========          ============        ============


                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 27, 1998


                                                     UNCONSOLIDATED
                                    ------------------------------------------------
                                         LDM
                                    TECHNOLOGIES,          LDM         NON-GUARANTOR    CONSOLIDATING
                                         INC.             CANADA       SUBSIDIARIES        ENTRIES          CONSOLIDATED
                                    -------------     --------------  --------------    -------------       ------------
Net sales:
  Product sales                     $     349,218      $     51,228      $   38,641        $     (127)       $  438,960
  Mold sales                               25,589            14,172           4,503                              44,264
                                    -------------      ------------      ----------        ----------        ----------
                                          374,807            65,400          43,144              (127)          483,224
Cost of sales:
  Product cost of sales                   278,818            44,443          39,849              (127)          362,983
  Mold cost of sales                       24,643            12,154           4,221                              41,018
                                    -------------      ------------      ----------        ----------        ----------
                                          303,461            56,597          44,070              (127)          404,001
                                    -------------      ------------      ----------        ----------        ----------
Gross margin                               71,346             8,803            (926)                             79,223
Selling, general and
  administrative expenses                  52,664             1,195           2,748                              56,607
  Equity in net income
  of subsidiaries                             187                 -               -              (187)                -
  Interest                                 19,703             1,633             860            (2,382)           19,814
  Share of joint
  venture loss                                285                 -               -                 -               285
  Adjustment for
    impairment of
    long-lived assets                      10,523                 -               -                 -            10,523
  Other, net                               (2,627)              396            (273)            2,382              (122)
                                    -------------      ------------      ----------        ----------        ----------
                                           80,735             3,224           3,335              (187)           87,107
                                    -------------      ------------      ----------        ----------        ----------
Income (loss) from
  continuing operations
  before income taxes                      (9,389)            5,579          (4,261)              187            (7,884)
  and minority interest
Provision (credit) for income taxes        (2,769)            2,286             (55)                               (538)
                                    -------------      ------------      ----------        ----------        ----------
Income (loss) from
  continuing operations
  before minority interest                 (6,620)            3,293          (4,206)              187            (7,346)
Minority interest loss                        279                 -               -                                 279
                                    -------------      ------------      ----------        ----------        ----------
Net income (loss)                   $      (6,341)     $      3,293      $   (4,206)       $      187        $   (7,067)
                                    =============      ============      ==========        ==========        ==========

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 28, 1997

                                                             UNCONSOLIDATED
                                            -----------------------------------------------
                                                 LDM
                                            TECHNOLOGIES,        LDM          NON-GUARANTOR        CONSOLIDATING
                                                INC.           CANADA         SUBSIDIARIES            ENTRIES         CONSOLIDATED
                                            --------------------------------------------------------------------------------------
Net sales:
  Product sales                             $    204,902     $    38,427       $    19,207         $    (1,433)      $    261,103
  Mold sales                                      20,843           7,035             4,039                                 31,917
                                            ------------     -----------       -----------         -----------       ------------
                                                 225,745          45,462            23,246              (1,433)           293,020
Cost of sales:
  Product cost of sales                          156,477          36,651            18,837              (1,433)           210,532
  Mold cost of sales                              20,425           6,485             3,487                                 30,397
                                            ------------     -----------       -----------         -----------       ------------
                                                 176,902          43,136            22,324              (1,433)           240,929
                                            ------------     -----------       -----------         -----------       ------------
Gross margin                                      48,843           2,326               922                                 52,091

  Selling, general and administrative
  expenses                                        32,396           1,573             1,781                (188)            35,562
  Equity in net loss of subsidiaries                 722                                                  (722)                 -
  Interest                                        10,499           1,567               250              (1,240)            11,076
  Other, net                                        (914)            (32)              (38)              1,429                445
                                            ------------     -----------       -----------         -----------       ------------
                                                  42,703           3,108             1,993                (722)            47,083
                                            ------------     -----------       -----------         -----------       ------------
Income (loss) from continuing
  operations before income taxes and
  minority interest                                6,140            (783)           (1,071)                722              5,008
Provision for income taxes                         3,282            (846)             (348)                                 2,088
                                            ------------     -----------       -----------         -----------       ------------
Income (loss) from continuing
  operations before minority interest              2,858              63              (723)                722              2,920
Minority interest loss                               143                                                                      143
                                            ------------     -----------       -----------         -----------       ------------
Net income (loss)                           $      3,001     $        63       $      (723)        $       722       $      3,063
                                            ============     ===========       ===========         ===========       ============

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 29, 1996

                                                            UNCONSOLIDATED
                                           -------------------------------------------------
                                                  LDM
                                             TECHNOLOGIES,       LDM          NON-GUARANTOR        CONSOLIDATING
                                                 INC.          CANADA         SUBSIDIARIES            ENTRIES        CONSOLIDATED
                                           ----------------------------------------------------------------------------------------
Net sales:
  Product sales                              $    142,229     $    31,037       $    21,535         $    (2,330)       $    192,471
  Mold sales                                       18,832           5,933               523                                  25,288
                                             ------------     -----------       -----------         -----------        ------------
                                                  161,061          36,970            22,058              (2,330)            217,759
Cost of sales:
  Product cost of sales                           110,646          31,796            19,982              (2,330)            160,094
  Mold cost of sales                               16,980           5,342               479                                  22,801
                                             ------------     -----------       -----------         -----------        ------------
                                                  127,626          37,138            20,461              (2,330)            182,895
                                             ------------     -----------       -----------         -----------        ------------
Gross margin                                       33,435            (168)            1,597                                  34,864

  Selling, general and administrative
   expenses                                        23,722           1,277             1,420                                  26,419
  Equity in net loss of subsidiaries                2,530                                                (2,530)
  Interest                                          1,834           1,218               228                                   3,280
  Other, net                                         (938)            531               463                                      56
                                             ------------     -----------       -----------         -----------        ------------
                                                   27,148           3,026             2,111              (2,530)             29,755
                                             ------------     -----------       -----------         -----------        ------------
Income (loss) from continuing
  operations before income taxes, minority
  interest and extraordinary item                   6,287          (3,194)             (514)              2,530               5,109
Provision for income taxes                          4,438            (226)             (198)                                  4,014
                                             ------------     -----------       -----------         -----------        ------------
Income (loss) from continuing
  operations before minority interest and
  extraordinary item                                1,849          (2,968)             (316)              2,530               1,095
Minority interest loss                                 79                                                                        79
                                             ------------     -----------       -----------         -----------        ------------
Income from continuing operations
  before extraordinary item                         1,928          (2,968)             (316)              2,530               1,174
Loss from discontinued operations,
  net of income taxes and minority interest           (59)                                                                      (59)
                                             ------------     -----------       -----------         -----------        ------------
Income (loss) before extraordinary item             1,869          (2,968)             (316)              2,530               1,115
  Extraordinary item, no income tax effect                            754                                                       754
                                             ------------     -----------       -----------         -----------        ------------

Net income (loss)                            $      1,869     $    (2,214)      $      (316)        $     2,530        $      1,869
                                             ============     ===========       ===========         ===========        ============


                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 27, 1998

                                                         UNCONSOLIDATED
                                      ----------------------------------------------------------
                                           LDM
                                        TECHNOLOGIES,           LDM             NON-GUARANTOR        CONSOLIDATING
                                           INC.                CANADA            SUBSIDIARIES           ENTRIES        CONSOLIDATED
                                      ------------------- -----------------  ------------------- ------------------- ---------------
OPERATING ACTIVITIES
Net income (loss)                        $     (6,341)        $    6,341       $     (4,206)       $        187       $     (7,067)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries losses                187                  -                                   (187)                 -
     Share of joint venture loss                  285                  -                  -                   -                285
     Depreciation and amortization             16,260              1,974              1,632                                 19,866
     Adjustment for impairment                 10,523                  -                  -                   -             10,523
       of long-lived assets
     (Gain) loss on sale of
       property and equipment                      36                                    61                                     97
     Deferred income taxes                     (3,370)             1,421                (84)                                (2,033)
     Changes in assets and liabilities,
       net of the effect of the 1998
       acquisitions
          Accounts and notes receivable          (775)            (4,905)              (791)              1,511             (4,960)
          Inventory and mold costs             (6,584)             6,129             (1,698)                                (2,153)
          Prepaid expenses                      1,025                (32)               (13)                                   979
          Accounts payable and accrued
             liabilities                        9,947             (7,320)             3,163                                  5,790
          Income taxes payable                 (2,982)               846                356                                 (1,780)
                                         ------------          ---------       ------------        ------------       ------------
Net cash provided by operating
  activities                                   18,211              1,406             (1,580)              1,511             19,547
INVESTING ACTIVITIES
Purchase of Kenco (net of $500 cash
  received in acquisition)                    (26,641)                                                                     (26,641)
Additions to property, plant and              (12,083)              (370)            (1,690)                               (14,143)
equipment
Purchase of Huron Plastics (net of
$1,835 cash received in acquisition)          (67,140)                                                                     (67,140)
Proceeds from disposal of property,
   and equipment                                  622                                   192                                    814
Purchase of LDM Technologies, GmbH             (9,703)                                                                      (9,703)
Disbursements to affiliates                    (7,837)                                                    7,837                  -
Payments from affiliates                       10,073                                                   (10,073)                 -
                                         ------------          ---------       ------------        ------------       ------------
Net cash (used for) provided by
   investing activities                      (112,709)              (370)            (1,498)             (2,236)          (116,813)
FINANCING ACTIVITIES
Proceeds from issuance of long term
   debt                                        63,992                                 3,869              (3,869)            63,992
Payments on long-term debt                     (4,809)            (4,317)              (278)              4,595             (4,809)
Net proceeds from Line of Credit/
   Revolver                                    35,976                                   791                                 36,767
                                         ------------       ------------       ------------        ------------       ------------
Net cash provided (used) by
   financing activities                        95,159             (4,317)             4,382                 726             95,950
                                         ------------        -----------       ------------        ------------       ------------
Net increase (decrease) in cash                   661             (3,281)             1,304                   -             (1,316)
Cash at beginning of year                          12              4,598                 23                                  4,633
                                         ------------        -----------       ------------        ------------       ------------
Cash at end of year                      $        673        $     1,317       $      1,327        $          -       $      3,317
                                         ============        ===========       ============        ============       ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 28, 1997

                                                                UNCONSOLIDATED
                                          -----------------------------------------------------
                                           LDM TECHNOLOGIES,                 NON-GUARANTOR     CONSOLIDATING
                                                  INC.         LDM CANADA    SUBSIDIARIES         ENTRIES         CONSOLIDATED
                                          ---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                             $      3,001      $       63      $    (723)       $       722       $      3,063
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries losses                     722                                              (722)
     Depreciation and amortization                   9,054           2,141            760                                11,955
     (Gain) loss on sale of property and
       equipment                                      (151)                            (5)                                 (156)
     Deferred income taxes                            (265)           (866)             4                                (1,127)
     Other                                             203             250                                                  453
     Changes in assets and liabilities,
       net of the effect of the 1997
       acquisitions
          Accounts and notes receivable             (8,222)          2,632            132                                (5,458)
          Inventory and mold costs                   2,165          (7,028)           (91)                               (4,954)
          Prepaid expenses                          (1,573)             90            (11)                               (1,494)
          Other assets                                  65             350                                                  415
          Accounts payable and accrued
             liabilities                             2,320           4,489             82                466              7,357
          Income taxes payable                        (693)                           (25)                                 (718)
                                              ------------      ----------      ---------        -----------       ------------
Net cash provided by operating
  activities                                         6,626           2,121            123                466              9,336
INVESTING ACTIVITIES
Purchase of Molmec (net of $2,704,958
    cash received in acquisition)                  (53,198)                                                             (53,198)
Additions to property, plant and                   (10,521)         (2,174)           (81)                              (12,776)
    equipment Purchase of Kendallville              (7,159)                                                              (7,159)
Proceeds from disposal of property, and
  equipment                                          1,769                              8                                 1,777
Cash and cash equivalents restricted for
  construction of new corporate facility               658                                                                  658
Disbursements to affiliates                        (12,587)                                           12,587
Payments from affiliates                             1,553                                            (1,553)
Equity investment in  affiliate                     (4,500)          4,500
Other                                                 (484)                                                                (484)
                                              ------------      ----------      ---------        -----------       ------------
Net cash (used for) provided by investing
   activities                                      (84,469)          2,326           (73)             11,034            (71,182)
FINANCING ACTIVITIES
Proceeds from issuance of long term debt           103,962          11,500                           (11,500)           103,962
Payments on long-term debt                         (12,316)         (9,647)         (236)                               (22,199)
Net proceeds from Line of Credit/Revolver          (13,800)         (3,634)           28                                (17,406)
                                              ------------      ----------      ---------        -----------       ------------
Net cash provided (used) by financing
  activities                                        77,846          (1,781)         (208)            (11,500)            64,357
                                              ------------      ----------      --------         -----------        -----------
Net increase (decrease) in cash                          3           2,666          (158)                                 2,511
Cash at beginning of year                                9           1,933           180                                  2,122
                                              ------------      ----------      --------         -----------       ------------
Cash at end of year                           $         12      $    4,599      $     22         $     -           $      4,633
                                              ============      ==========      ========         ===========       ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 29, 1996

                                                             UNCONSOLIDATED
                                           -------------------------------------------------------
                                                 LDM
                                            TECHNOLOGIES,         ARROW         NON-GUARANTOR      CONSOLIDATING
                                                 INC.            CANADA          SUBSIDIARIES          ENTRIES        CONSOLIDATED
                                           ----------------- ---------------- ------------------ ------------------ ---------------
OPERATING ACTIVITIES
Net income (loss)                              $      1,869    $      (2,214)    $      (316)       $       2,530     $       1,869
Adjustments to reconcile net income
 (loss) to net cash provided by operating
activities:
   Equity in subsidiaries losses                      2,530                                                (2,530)
   Depreciation and amortization                      5,371            2,020             615                                  8,006
   Extraordinary gain on retirement                    (754)                                                                   (754)
         of debt
   (Gain) loss on sale of property and
     equipment                                          106                               (3)                                   103
   Deferred income taxes                                521             (250)            112                                    383
   Other                                               (480)             (25)                                                  (505)
   Changes in assets and liabilities,
         net of the effect of the
         distribution of IMCA:
      Accounts and notes receivable                  (3,475)          (5,718)          1,814                                 (7,379)
      Refundable income taxes                                                           (365)                                  (365)
      Inventory and mold costs                        1,969             (699)         (2,245)                                  (975)
      Prepaid expenses                                  (25)             (41)            (12)                                   (78)
      Other assets                                     (221)             228                                                      7
      Accounts payable and accrued liabilities        3,583            6,266           2,398                                 12,247

      Income taxes payable                              353                -                                                    353
                                               ------------    -------------     -----------        -------------     -------------
Net cash provided (used) by operating
 activities                                          11,347             (433)          1,998                                 12,912

INVESTING ACTIVITIES
Additions to property, plant and                    (17,383)          (2,502)           (401)                               (20,286)
   equipment
Proceeds from disposal of property,
   and equipment                                        269                               15                                    284

Cash and cash equivalents restricted
   for construction of new corporate facility         6,686                                                                   6,686

Other                                                 1,229                               18                                  1,247
                                               ------------    -------------     -----------        -------------     -------------
Net cash used for investing activities               (9,199)          (2,502)           (368)                               (12,069)
FINANCING ACTIVITIES
Redemption of stockholder's interest,
 including cash owned by IMCA of $212,968            (4,713)                                                                 (4,713)

Proceeds from issuance of long term debt             18,805            1,188                                                 19,993
Borrowings on line of credit:
 Proceeds                                            12,100            4,388           1,815                                 18,303
 Repayments                                         (13,800)          (2,680)           (990)                               (17,470)
Payments on notes payable and
  long-term debt                                    (15,734)                            (401)                               (16,135)
Other                                                   156                                7                                    163
                                               ------------    -------------     -----------        -------------     -------------
Net cash provided (used) by financing
 activities                                          (3,186)           2,896             431                                    141
                                               ------------    -------------     -----------        -------------     -------------
Net increase (decrease) in cash                      (1,038)             (39)           2061                                    984
Cash at beginning of year                             1,047               55              36                                  1,138
                                               ------------    -------------     -----------        -------------     -------------
Cash at end of year                            $          9    $          16     $     2,097        $           -     $       2,122
                                               ============    =============     ===========        =============     =============

INDEX TO EXHIBITS


EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

  3.1               Articles of Incorporation of LDM Technologies, Inc. (the
                    "Company"), as amended [3.1]*
  3.2               By-laws of the Company [3.5]*
  4.1               Indenture dated as of January 15, 1997 by and among the
                    Company, LDM Holdings, LDM Partnership, LDM Canada and IBJ
                    Schroder Bank & Trust Company, as Trustee [4.1]*
  4.2               Form of 10 3/4% Senior Subordinated Note Due 2007, Series
                    B[4.2]* 4.3 Form of Guarantee [4.3]*
  10.1(a)           Loan and Security Agreement dated as of January 22, 1997
                    ("Loan Agreement") by and between the Company, as Borrower, and BankAmerica Business Credit, Inc. ("BankAmerica"), as
                    Agent for the Lenders [10.2]*
  10.1(b)           First Amendment to Loan Agreement dated May 1,
                    1997. [10.1(b)]***
  10.1(c)           Amendment No. 2 and Affirmation of Guaranties to Loan
                    Agreement dated as of July 14, 1997. [10.1(c)]***
  10.1(d)           Amendment No. 3 and Affirmation of Guaranties to Loan
                    Agreement dated as of September 30, 1997. [10.1(d)]***
  10.1(e)           Amendment No. 4 and Affirmation of Guaranties to Loan
                    Agreement dated as of November 25, 1997. [10.1(e)]***
  10.1.(f)          Amendment No. 5 and Affirmation of Guaranties to Loan
                    Agreement dated as of February 6, 1998. [3]****
  10.1(g)           Amendment No. 6 and Affirmation of Guaranties to Loan
                    Agreement dated as of July 21, 1998.
  10.2              Intellectual Property Security Agreement dated as of January
                    22, 1997 made by the Company in favor of BankAmerica, as
                    Agent for Lenders [10.4]*
  10.3              Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan
                    corporation, and Kenco Plastics, Inc., a Kentucky
                    corporation, and Narens Design & Engineering Co., a Michigan corporation, dated September 30, 1997 [1].**
  10.4(a)           Term Loan and Security Agreement dated as of February 6,
                    1998 among the financial institutions named therein, as the
                    Lenders, BankAmerica Business Credit, Inc., as Agent and LDM
                    Technologies, Inc., as Borrower. [2]****
  10.4(b)           Amendment No. 1 and Affirmation of Guaranties to Term Loan
                    and Security Agreement dated as of July 21, 1998.
  10.5              Stock and Asset Purchase Agreement by and among LDM
                    Technologies, Inc., Tadim, Inc., Huron Plastics Group, Inc.
                    and certain "Selling Shareholders" dated December 23, 1997,
                    First Amendment thereto dated January 23, 1998, Second
                    Amendment thereto dated January 30, 1998, Third Amendment
                    thereto dated February 2, 1998 and Fourth Amendment thereto dated February 6, 1998. [1]****
  11                Statement of Ratio of Earnings to Fixed Charges
  21                Subsidiaries and Affiliates of the Company
  27                Financial Data Schedule

                    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant for the quarter ended September 27, 1998.

                    The Exhibits marked with one asterisk were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819); the Exhibit marked with two asterisks was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997; the Exhibits marked with three asterisks were filed with Form 10-K dated December 10, 1997; and the Exhibits marked with four asterisks were filed with the Form 8-K of the Company dated February 20, 1998; and are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement, Form 10-K, or Form 8-K Report.