Form 10-Q
period 1998-12-27
LDM TECHNOLOGIES INC
filed 1999-02-10
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

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

                YES X                                     NO

    Number of shares of common stock outstanding as of February 5, 1999: 600

                                  Total pages:  21

                              Listing of exhibits:  20

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                   Page No.
                                                                   --------

PART I       FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets, December 27, 1998 and
   September 27, 1998                                                 3

Condensed Consolidated Statements of Income, three months ended
   December 27, 1998 and December 28, 1997                            4

Condensed Consolidated Statements of Cash Flows, three months ended
   December 27, 1998 and December 28, 1997                            5

Notes to Condensed Consolidated Financial Statements                  6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS
            OF OPERATIONS                                             14

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                     Not applicable

Item 2      Changes in Securities                                 Not applicable

Item 3      Defaults upon Senior Securities                       Not applicable

Item 4      Submission of Matters to a Vote of Security Holders   Not applicable

Item 5      Other Information                                     Not applicable

Item 6      Exhibits and Reports on Form 8-K                      (a) Exhibit 27
                                                                  Financial Data
                                                                  Schedule
            Signature Page

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                             DECEMBER 27, 1998                   SEPTEMBER 27, 1998
                                                (UNAUDITED)                            (NOTE)
                                           ---------------------              -----------------------
ASSETS
Current assets:
   Cash                                    $               3,595              $                 3,317
   Accounts Receivable                                    85,572                               81,781
   Raw materials                                          15,819                               14,791
   Work in process                                         1,990                                2,715
   Finished goods                                          6,407                                6,563
   Mold costs                                             20,471                               22,510
   Refundable income taxes                                    49                                1,251
   Deferred income taxes                                   3,136                                3,148
   Other current assets                                    2,537                                2,030
                                           ---------------------              -----------------------
     Total current assets                                139,576                              138,106
Net property, plant and equipment                        118,216                              118,201
Goodwill, net                                             62,860                               64,047
Debt issue costs, net                                      6,145                                6,303
Investment in joint venture                                1,116                                1,098
Other assets                                                 624                                  641
                                           ---------------------              -----------------------
     Totals                                $             328,537              $               328,396
                                           =====================              =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit and revolving loans     $              40,086              $                39,139
   Accounts payable                                       55,412                               54,363
   Accrued liabilities                                    12,753                               18,441
   Accrued interest                                        6,969                                4,035
   Accrued compensation                                    7,380                               10,097
   Advance mold payments from customers                    5,544                                1,036
   Income taxes payable                                      845                                  850
   Current maturities of long-term debt                   10,333                               13,631
                                           ---------------------              -----------------------
     Total current liabilities                           139,322                              141,592
Long-term debt due after one year                        171,976                              171,674
Deferred income taxes                                      2,043                                1,684
Note payable to affiliates                                    88                                   88

STOCKHOLDERS' EQUITY
   Common Stock (par value $.10, issued
   and outstanding 600 shares; authorized
   100,000 shares)
   Additional paid-in capital                                 94                                   94
   Retained earnings                                      14,988                               13,286
   Other comprehensive income                                 26                                  (22)
                                           ---------------------              -----------------------
   Total stockholders' equity                             15,108                               13,358
                                           ---------------------              -----------------------
     Totals                                $             328,537              $               328,396
                                           =====================              =======================

Note: The balance sheet at September 27, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)


                                                                        (Unaudited)
                                                                     Three Months Ended
                                                     --------------------------------------------------
                                                       December 27, 1998             December 28, 1997
                                                     ---------------------          -------------------
Revenues
   Net product sales                                 $             132,438          $            93,707
   Net mold sales                                                    5,658                        6,589
                                                     ---------------------          -------------------
                                                                   138,096                      100,296

Cost of Sales
   Cost of product sales                                           106,760                       76,536
   Cost of mold sales                                                6,300                        5,838
                                                     ---------------------          -------------------
                                                                   113,060                       82,374
                                                     ---------------------          -------------------

Gross Margin                                                        25,036                       17,922

Selling, general and administrative expenses                        15,620                       11,097
                                                     ---------------------          -------------------

Operating profit                                                     9,416                        6,825
Interest expense                                                    (5,396)                      (3,933)
Other income, net                                                      (68)                        (122)
                                                     ---------------------          -------------------

Income before income taxes and minority
interest                                                             3,952                        2,770

Provision for income taxes                                           2,250                        1,308
                                                     ---------------------          -------------------
Income before minority interest                                      1,702                        1,462
Minority interest                                                                                    48
                                                     ---------------------          -------------------
Net income                                           $               1,702          $             1,510
                                                     =====================          ===================

See notes to condensed consolidated financial statements.

Total comprehensive income is not materially different from net income.

                            LDM TECHNOLOGIES, INC.
               Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)


                                                                                (Unaudited)
                                                                             Three Months Ended
                                                                    -----------------------------------
                                                                    December 27,           December 28,
                                                                        1998                 1997
                                                                    ------------         --------------
Net cash provided by operating activities                           $      6,439         $        7,855

Cash flows from investing activities
   Additions to property, plant and equipment                             (4,044)                  (958)
   Proceeds from disposal of property, plant and equipment                                          166
   Good faith deposit for purchase of Huron Plastics Group,
    Inc.                                                                                         (1,000)
   Purchase of LDM Germany                                                                       (9,706)
   Purchase of Kenco Plastics net of $500 cash acquired                                         (27,000)
                                                                    ------------         --------------
                         Net cash used for investing activities           (4,044)               (38,498)


Cash flows from financing activities
   Costs associated with debt acquisition                                    (68)                  (167)
   Proceeds from long-term debt issuance                                                            876
   Payments on long-term debt                                             (2,996)                  (845)
   Net borrowings on line of credit                                          947                 34,511
                                                                    ------------         --------------
                     Net cash provided by financing activities            (2,117)                34,375
                                                                    ------------         --------------

Net cash change                                                              278                  3,732
Cash at beginning of period                                                3,317                  4,633
                                                                    ------------         --------------
Cash at end of period                                               $      3,595         $        8,365
                                                                    ============         ==============

Supplemental information
   Depreciation and amortization                                    $      5,129         $        3,955
                                                                    ============         ==============

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending December 27, 1998 and December 28, 1997 are not necessarily indicative of the results that may be expected for the year ending September 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1998.

2. Purchases of Kenco Plastics, Aeroquip Beienheim - Germany Facility and Huron Plastics Group

On September 30, 1997, the Company acquired all outstanding capital stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and substantially all operating assets of Narens Design and Engineering Co. for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On November 25, 1997, the Company acquired the business and certain assets and assumed certain liabilities comprising the `Beienheim' plant of Aeroquip-Vickers International GmbH for approximately $9.7 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the operating assets of Tadim, Inc. (collectively known as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The acquisition was funded with proceeds from a $66.0 million term loan issued by the Company's senior lender and additional borrowings under the existing Senior Credit Facility.

The pro forma unaudited results of operations for the three months ended December 28, 1997, assuming consummation of the purchases and issuance of the debt as described above had occurred on September 29, 1997, are as follows:

                                                           For three months ended
                                                               December 28, 1997
                                                            (dollars in thousands)
             Net sales                                     $        134,094
             Net income                                    $          1,055

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

3.       Transactions Subsequent to First Quarter 1999

On February 10, 1999, the Company entered into a joint venture that is 49% owned by the Company and 51% owned by an independent third party. The transaction was effective as of December 31, 1998. The Company sold the Kenco business and most of its current net assets to the joint venture at an amount equal to the net book value of the net current assets. Sales price of the net current assets approximated $8.4 million.

The Company will be leasing all machinery and equipment of the Kenco business to the joint venture, and will sublease to the joint venture all real properties used in the Kenco operations.

Under the terms of the agreement, the Company provided a subordinated $1.8 million loan to the joint venture, and will guarantee $1.0 million of the joint venture line of credit borrowings. As a result of those terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company will retain substantially all of the risks of ownership and, accordingly, the transaction will not be treated as a sale for accounting purposes until the risks have been transferred.

4.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 13 of the Company's consolidated financial statements as of and for the fiscal year ended September 27, 1998.

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

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como, LDM Mexico, and LDM Germany (the "non-guarantor subsidiaries") is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
    Condensed Consolidating Balance Sheet as of December 27, 1998 (Unaudited)
                             (dollars in thousands)

                                  LDM
                             Technologies,          LDM         Nonguarantor      Consolidating
                                 Inc.             Canada        Subsidiaries         Entries       Consolidated
                             -------------      ----------      ------------      -------------    ------------
ASSETS
Current assets:
   Cash                      $          30      $    1,525      $      2,040                       $      3,595
   Accounts receivable              66,629          10,586             8,357                             85,572
   Notes receivable due
    from affiliates                 21,929                                        $     (21,929)
   Raw materials                    11,391           1,114             3,314                             15,819
   Work in process                   1,638             193               159                              1,990
   Finished goods                    5,818             442               147                              6,407
   Mold costs                       13,055           4,905             2,511                             20,471
   Refundable income taxes                                                49                                 49
   Deferred income taxes             3,136                                                                3,136
   Other current assets              2,354              31               152                              2,537
                             -------------      ----------      ------------      -------------    ------------
     Total current assets          125,980          18,796            16,729            (21,929)        139,576

Net property, plant and
equipment                           97,073          14,147             6,996                            118,216
Investment in subsidiaries           6,690                                               (6,690)
Goodwill, net                       62,860                                                               62,860
Debt issue costs, net                6,145                                                                6,145
Investment in joint venture          1,116                                                                1,116
Other assets                           624                                                                  624
                             -------------      ----------      ------------      -------------    ------------
     Totals                  $     300,488      $   32,943      $     23,725      $     (28,619)   $    328,537
                             =============      ==========      ============      =============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Lines of credit and
    revolving loans          $      38,200                      $      1,886                       $     40,086
   Accounts payable                 39,208      $    8,529             8,242      $        (567)         55,412
   Accrued liabilities              10,446              78             2,229                             12,573
   Accrued interest                  6,969                                                                6,969
   Accrued compensation              4,958             263             2,159                              7,380
   Advance mold payments
   from customers                                    4,828               716                              5,544
   Income taxes payable                370             475                                                  845
   Current maturities of
   long-term debt                   10,333                                                               10,333
                             -------------      ----------      ------------      -------------    ------------
     Total current
      liabilities                  110,484          14,173            15,232               (567)        139,322

Long-term debt due after one
 year                              171,976                                                              171,976
Deferred income taxes                  644           1,369                30                              2,043
Note payable to affiliates                          10,711            10,739            (21,362)             88

STOCKHOLDERS' EQUITY
Common stock                                         5,850             2,945             (8,795)
Additional paid-in capital              94                               126               (126)             94
Retained earnings                   17,312             840            (5,395)             2,231          14,988
Other comprehensive income             (22)                               48                                 26
                             -------------      ----------      ------------      -------------    ------------
   Total stockholders' equity       17,384           6,690            (2,276)            (6,690)         15,108
                             -------------      ----------      ------------      -------------    ------------
     Totals                  $     300,488      $   32,943      $     23,725      $     (28,619)   $    328,537
                             =============      ==========      ============      =============    ============

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 27, 1998 (Unaudited)
                             (dollars in thousands)

                                  LDM
                             Technologies,          LDM         Nonguarantor       Consolidating
                                   Inc.            Canada       Subsidiaries          Entries       Consolidated
                             -------------       -----------    ------------      --------------    ------------
ASSETS
Current assets:
   Cash                      $         673       $     1,317    $      1,327                        $      3,317
   Accounts receivable              63,856            10,849           7,076                              81,781
   Notes receivable due
    from affiliates                 21,487                                              ($21,487)              -
   Raw materials                    11,611             1,095           2,085                              14,791
   Work in process                   1,531               139           1,045                               2,715
   Finished goods                    5,822               333             408                               6,563
   Mold costs                       17,967                             4,543                              22,510
   Refundable income taxes           1,204                                47                               1,251
   Deferred income taxes             3,148                                                                 3,148
   Other current assets              1,785               136             109                               2,030
                             -------------       -----------    ------------      --------------    ------------
     Total current assets          129,084            13,869          16,640            ($21,487)        138,106

Net property, plant and
 equipment                           96,662            14,498           7,041                             118,201
Investment in subsidiaries           6,491                                                (6,491)              -
Goodwill, net                       64,047                                                                64,047
Debt issue costs, net                6,303                                                                 6,303
Investment in joint venture          1,098                                                                 1,098
Other assets                           632                                 9                                 641
                             -------------       -----------    ------------      --------------    ------------
     Totals                  $     304,317       $    28,367    $     23,690            ($27,978)   $    328,396
                             =============       ===========    ============      ==============    ============
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Lines of credit and
    revolving loans          $      36,699                      $      2,440                        $     39,139
   Accounts payable                 39,923       $     7,737           7,032               ($329)         54,363
   Accrued liabilities              16,357               745           1,339                              18,441
   Accrued interest                  4,035                                                                 4,035
   Accrued compensation              7,629               247           2,221                              10,097
   Advance mold payments
    from customers                       -               443             593                               1,036
   Income taxes payable                  -               850                                                 850
   Current maturities of
   long-term debt                   13,631                                                                13,631
                             -------------       -----------    ------------      --------------    ------------
     Total current
      liabilities                  118,274            10,022          13,625                (329)        141,592
Long-term debt due after
 one year                          171,674                 -               -                             171,674
Deferred income taxes                  285             1,369              30                               1,684
Note payable to affiliates               -            10,709          10,537             (21,158)             88

STOCKHOLDERS' EQUITY
Common stock                                           5,850           2,945              (8,795)
Additional paid-in capital              94                               126                (126)             94
Retained earnings                   14,012               417          (3,575)              2,432          13,286
Other comprehensive income             (22)                                2                  (2)            (22)
                             -------------       -----------    ------------      --------------    ------------
   Total stockholders'
   equity                           14,084             6,267            (502)             (6,491)         13,358
                             -------------       -----------    ------------      --------------    ------------
     Totals                  $     304,317       $    28,367    $     23,690            ($27,978)   $    328,396
                             =============       ===========    ============      ==============    ============

                                          LDM TECHNOLOGIES, INC.

     Condensed Consolidating Statement of Operations for Three Months ended
                         December 27, 1998 (Unaudited)
                             (dollars in thousands)

                                  LDM
                              Technologies,           LDM          Nonguarantor       Consolidating
                                  Inc.               Canada         Subsidiaries          Entries        Consolidated
                             ---------------    --------------   ----------------   ----------------    ---------------
Revenues:
   Net product sales         $       105,631    $       15,544   $         11,263                       $       132,438
   Net mold sales                      5,613                18                 27                                 5,658
                             ---------------    --------------   ----------------   ----------------    ---------------
                                     111,244            15,562             11,290                               138,096
Cost of Sales
   Cost of product sales              80,593            14,302             11,865                               106,760
   Cost of mold sales                  6,277                                   23                                 6,300
                             ---------------    --------------   ----------------   ----------------    ---------------
                                      86,870            14,302             11,888                               113,060
                             ---------------    --------------   ----------------   ----------------    ---------------
Gross Margin                          24,374             1,260               (598)                               25,036

Selling, general and
 administrative expenses              14,366               283                971                                15,620
                             ---------------    --------------   ----------------   ----------------    ---------------

Operating profit (loss)               10,008               977             (1,569)                                9,416
Interest expense                      (5,299)             (304)              (267)  $            474             (5,396)
Other income (expense), net              452               (83)                37               (474)               (68)
Equity in net income of
 subsidiaries                            201                                                    (201)
                             ---------------    --------------   ----------------   ----------------    ---------------
Income (loss) before
 income taxes                          5,362               590             (1,799)              (201)             3,952

Provision (credit) for
 income taxes                          2,803               167               (720)                                2,250
                             ---------------    --------------   ----------------   ----------------    ---------------
Net income (loss)            $         2,559    $          423   $         (1,079)  $           (201)   $         1,702
                             ===============    ==============   ================   ================    ===============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months Ended
                         December 28, 1997 (Unaudited)
                             (dollars in thousands)

                                   LDM
                               Technologies,         LDM          Nonguarantor       Consolidating
                                   Inc.             Canada         Subsidiaries         Entries        Consolidated
                             ---------------    --------------   ----------------    -------------    ---------------
Revenues:
   Net product sales         $        77,082    $        9,807   $          7,046            ($228)   $        93,707
   Net mold sales                      6,541                43                  5                               6,589
                             ---------------    --------------   ----------------    -------------    ---------------
                                      83,623             9,850              7,051             (228)           100,296
Cost of Sales
   Cost of product sales              60,600             9,238              6,926             (228)            76,536
   Cost of mold sales                  5,799                32                  7                               5,838
                             ---------------    --------------   ----------------    -------------    ---------------
                                      66,399             9,270              6,933             (228)            82,374
                             ---------------    --------------   ----------------    -------------    ---------------
Gross Margin                          17,224               580                118                              17,922

Selling, general and
administrative expenses               10,197               364                536                              11,097
                             ---------------    --------------   ----------------    -------------    ---------------

Operating profit (loss)                7,027               216               (418)                              6,825
Interest expense                      (3,885)             (419)               (62)             433             (3,933)
Other income (expense), net              591              (263)               (17)            (433)              (122)
Equity in net loss of
subsidiaries                            (744)                                                  744
                             ---------------    --------------   ----------------    -------------    ---------------
Income (loss) before income
taxes and minority interest            2,989              (466)              (497)             744              2,770


Provision (credit) for
income taxes                           1,527               (38)              (181)                              1,308
                             ---------------    --------------   ----------------    -------------    ---------------
Income (loss) before
minority interest                      1,462              (428)              (316)             744              1,462
Minority interest                         48                                                                       48
                             ---------------    --------------   ----------------   --------------    ---------------
Net income (loss)            $         1,510             ($428)             ($316)            $744    $         1,510
                             ===============    ==============   ================   ==============    ===============

                            LDM TECHNOLOGIES, INC.
    Condensed Consolidating Statement of Cash Flows for Three Months Ended
                        December 27, 1998 (Unaudited)
                            (dollars in thousands)

                                                  LDM
                                             Technologies,        LDM        Nonguarantor     Consolidating
                                                 Inc.           Canada       Subsidiaries        Entries        Consolidated
                                             -------------    ----------    --------------    -------------     ------------
Net cash provided (used) by operating
activities                                   $       4,663    $      325    $        1,451                      $      6,439

Cash flows from investing activities
   Additions to property, plant and
   equipment                                        (3,539)         (119)             (386)                           (4,044)
   Disbursements on notes receivable to
   affiliates                                         (204)                                   $         204
                                             -------------    ----------    --------------    -------------     ------------
              Net cash used for investing
              activities                            (3,743)         (119)             (386)             204           (4,044)


Cash flows from financing activities
  Costs associated with debt acquisition               (68)                                                              (68)
  Proceeds from long-term debt                                         2               202             (204)
  Payments on long-term debt                        (2,996)                                                           (2,996)
  Net proceeds (repayment) from online of
  credit borrowings                                  1,501                            (554)                              947
                                             -------------    ----------    --------------    -------------     ------------
              Net cash provided by financing
              activities                            (1,563)            2              (352)            (204)          (2,117)
                                             -------------    ----------    --------------    -------------     ------------

Net cash change                                       (643)          208               713                               278
Cash at beginning of period                            673         1,317             1,327                             3,317
                                             -------------    ----------    --------------    -------------     ------------
Cash at end of period                        $          30    $    1,525    $        2,040    $                 $      3,595
                                             =============    ==========    ==============    =============     ============

Supplemental information:
Depreciation and amortization                $       4,228    $      470    $          431    $                 $      5,129
                                             =============    ==========    ==============    =============     ============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 28, 1997 (Unaudited)
                             (dollars in thousands)

                                                 LDM
                                             Technologies,       LDM         Nonguarantor     Consolidating
                                                 Inc.           Canada       Subsidiaries        Entries        Consolidated
                                            -------------    -----------     ------------     -------------     ------------

Net cash provided (used) by operating
activities                                  $       6,782    $       177     $        898     $         (2)     $      7,855


Cash flows from investing activities
   Additions to property, plant and
   equipment                                         (864)           (58)             (36)                              (958)

   Proceeds from disposal of property,
   plant and equipment                                166                                                                166

   Good faith deposit for Huron Plastics,
   Inc.                                            (1,000)                                                            (1,000)

   Purchase of LDM Germany                         (9,706)                                                            (9,706)
   Purchase of Kenco, net of $500 cash
   acquired                                       (27,000)                                                           (27,000)
                                            -------------    -----------     ------------     -------------     ------------
               Net cash used for investing
               activities                         (38,404)           (58)             (36)                           (38,498)



Cash flows from financing activities
Borrowing (to)/from affiliates                     (2,054)                          2,052                 2
Costs associated with debt acquisition               (167)                                                              (167)
Proceeds from long-term debt                          876                                                                876
Payments on long-term debt                           (601)            (5)            (239)                              (845)
Net proceeds from line of credit
borrowings                                         33,584                             927                             34,511
                                            -------------    -----------     ------------     -------------     ------------
               Net cash provided by
               financing activities                31,638             (5)           2,740                 2           34,375
                                            -------------    -----------     ------------     -------------     ------------

Net cash change                                        16            114            3,602                              3,732
Cash at beginning of period                            12          4,598               23                              4,633
                                            -------------    -----------     ------------     -------------     ------------
Cash at end of period                       $          28    $     4,712     $      3,625     $                 $      8,365
                                            =============    ===========     ============     =============     ============
Supplemental information:
Depreciation and amortization               $       3,165    $       499     $        291     $                 $      3,955
                                            =============    ===========     ============     =============     ============

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production, (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's financial results for the quarter ended December 27, 1998 continue to reflect the positive impact of its strategic initiatives, which include its acquisitions over the last twelve months and efforts to control costs.

FISCAL YEAR 1998 ACQUISITIONS

Kenco - On September 30, 1997, the Company acquired all outstanding capital stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and substantially all operating assets of Narens Design and Engineering Co. for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

Beienheim - On November 25, 1997, the Company acquired the business and certain assets and assumed certain liabilities comprising the `Beienheim' plant of Aeroquip-Vickers International GmbH for approximately $9.7 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

HPG - On February 10, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the operating assets of Tadim, Inc. (collectively known as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The acquisition was funded with proceeds from a $66.0 million term loan issued by the Company's senior lender and additional borrowings under the existing Senior Credit Facility.

TRANSACTION SUBSEQUENT TO FIRST QUARTER 1999

On February 10, 1999, the Company entered into a joint venture that is 49% owned by the Company and 51% owned by an independent third party. The transaction was effective as of December 31, 1998. The Company sold the Kenco business and most of its current net assets to the joint venture at an amount equal to the net book value of the net current assets. Sales price of the net current assets approximated $8.4 million.

The Company will be leasing all machinery and equipment of the Kenco business to the joint venture, and will sublease to the joint venture all real properties used in the Kenco operations.

Under the terms of the agreement, the Company provided a subordinated $1.8 million loan to the joint venture, and will guarantee $1.0 million of the joint venture line of credit borrowings. As a result of those terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company will retain substantially all of the risks of ownership and, accordingly, the transaction will not be treated as a sale for accounting purposes until the risks have been transferred.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 27, 1998 COMPARED TO THE QUARTER ENDED
DECEMBER 28, 1997

Net sales for the quarter ended December 27, 1998 ("first quarter 1999") were $138.1 million, an increase of $37.8 million or 37.7% from the quarter ended December 28, 1997 ("first quarter 1998"). First quarter 1999 net sales were comprised of approximately $128.3 million of automotive product sales, $4.2 million of consumer and other product sales and $5.6 million of tooling sales. The growth in net sales is primarily the result of acquisitions described previously herein.

Gross margin was $25.0 million or 18.1% of net sales for the first quarter 1999 compared with $17.9 million or 17.9% of net sales for the first quarter 1998. First quarter 1999 gross margin related to automotive product sales was $25.3 million or 19.7% of net product sales compared to $17.2 million or 18.3% of net product sales for the first quarter of 1998. The increase in gross margin related to product sales is the result of the product sales gross margin provided by the HPG acquisition and operating improvements at the Company's other manufacturing facilities.

Selling, General and Administrative (SG&A) expense for the first quarter 1999 was $15.6 million, or 11.3% of net sales compared to $11.1 million, or 11.1% of net sales for the first quarter of 1998.

Interest expense for the first quarter 1999 was $5.4 million compared to $3.9 million for the first quarter 1998. The increase in interest expense is primarily due to the additional outstanding debt related to the aforementioned acquisitions.

The provision for income taxes for the first quarter 1999 was $2.3 million. The effective tax rate for the first quarter of 1999 was 56.9% compared to 47.3% for the first quarter 1998. The rate difference relates principally to certain nondeductible expenses and the establishment of valuation allowances against deferred tax assets at the Company's Beienheim facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of December 27, 1998, the Company had $172.0 million of long-term debt outstanding, $50.4 million of revolving loans and current maturities of long-term debt outstanding, and $23.1 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in first quarter 1999 was $6.4 million compared to $7.9 million of cash provided by operating activities in the first quarter 1998.

Capital expenditures for first quarter 1999 were $4.0 million compared to $1.0 million for first quarter 1998. The Company believes its capital expenditures will be approximately $16.0 million in fiscal year 1999. The majority of the Company's fiscal year 1999 capital expenditures will be used to facilitate new programs launching in fiscal year 1999 and continued installation of an enterprise-wide information system at all plant facilities. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

YEAR 2000 COMPLIANCE

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) is at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

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

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant by the end of 1999. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COST

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million , and is being funded through operating cash flows. To date, the Company has incurred approximately $3.5 million ($0.4 million expensed and $3.1 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $1.0 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $2.5 million relates to repair of hardware and software, and implementation consulting fees which will be expensed as incurred.

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

YEAR 2000 DISCLOSURE CHART

---------------------------------------------------------------------------------------------------------------------
                                 ASSESSMENT           REMEDIATION              TESTING            IMPLEMENTATION
---------------------------------------------------------------------------------------------------------------------
Information Technology       100% complete        100% complete         80% complete           40% complete

                                                                        Expected completion    Expected completion
                                                                        date, March 1999       date, June 1999
---------------------------------------------------------------------------------------------------------------------
Operating Equipment with     100% complete        60% complete          40% complete           40% complete
Embedded Chips or Software
                                                  Expected completion   Expected completion    Expected completion
                                                  date, March 1999      date, June 1999        date, June 1999
---------------------------------------------------------------------------------------------------------------------
Products                     100% complete        100% complete         100% complete          100% complete
---------------------------------------------------------------------------------------------------------------------
Third Party                  100% complete for    100% complete for     80% complete for       40% complete for
                             system interface;    system interface      system interface       system interface
                             80% complete for
                             all other material   Develop contingency   Expected completion    Expected completion
                             exposures            plans as              date for system        date for system
                                                  appropriate, March    interface work,        interface work, June
                             Expected             1999                  March 1999             1999
                             completion date
                             for surveying all                                                 Implement
                             third parties,                                                    contingency plans or
                             February 1999                                                     other alternatives
                                                                                               as necessary,
                                                                                               September 1999
---------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LDM TECHNOLOGIES, INC.



                                        By: /s/ Gary E. Borushko
                                                --------------------------
                                                Gary E. Borushko
                                                Chief Financial Officer

                                        By: /s/ Bradley N. Frederick
                                                --------------------------
                                                Bradley N. Frederick
                                                Director of Finance
                                                Chief Accounting Officer


Dated: February 10, 1999

                                INDEX TO EXHIBITS

           EXHIBIT NO                    DESCRIPTION
           ----------                    -----------------------------
              27                         Financial Data Schedule