Form 10-Q
period 1999-03-28
LDM TECHNOLOGIES INC
filed 1999-05-12
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

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

                             YES X                NO

        Number of shares common stock outstanding as of May 7, 1999: 600

                                 Total pages: 26

                             Listing of exhibits: 25

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I       FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheets, March 28, 1999 and
   September 27, 1998                                                      3

Condensed Consolidated Statements of Operations, three months ended
   March 28, 1999 and March 29, 1998                                       4

Condensed Consolidated Statements of Operations, six months ended
   March 28, 1999 and March 29, 1998                                       5

Condensed Consolidated Statements of Cash Flows, six months ended          6
   March 28, 1999 and March 29, 1998

Notes to Condensed Consolidated Financial Statements                       7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         17
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                           Not applicable

Item 2    Changes in Securities                                       Not applicable

Item 3    Defaults upon Senior Securities                             Not applicable

Item 4    Submission of Matters to a Vote of Security                 Not applicable
          Holders

Item 5    Other information                                           Not applicable

Item 6    Exhibits and Reports on Form 8-K                            (a) Exhibit 27-Financial

                                                                          Data Schedule
Signatures                                                                24


                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                    MARCH 28, 1999     SEPTEMBER 27, 1998
                                                                                      (UNAUDITED)            (NOTE)
                                                                                    --------------     ------------------
         ASSETS
         Current assets:
             Cash                                                                     $   5,435             $  3,317
             Accounts receivable                                                         87,375               81,781
             Raw materials                                                               12,054               14,791
             Work in process                                                              2,099                2,715
             Finished goods                                                               6,008                6,563
             Mold costs                                                                  21,559               22,510
             Refundable income taxes                                                         43                1,251
             Deferred income taxes                                                        3,105                3,148
             Other current assets                                                         1,882                2,030
                                                                                      ---------             --------
                Total current assets                                                    139,560              138,106
         Net property, plant and equipment                                              118,285              118,201
         Goodwill, net                                                                   61,622               64,047
         Debt issue costs, net                                                            6,086                6,303
         Investment in joint venture                                                      1,116                1,098
         Notes receivable due from joint venture                                          3,078
         Other assets                                                                       624                  641
                                                                                      ---------             --------
                Totals                                                                $ 330,371             $328,396
                                                                                      =========             ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Lines of credit and revolving loans                                      $  32,832             $ 39,139
             Accounts payable                                                            58,386               54,363
             Accrued liabilities                                                         24,079               18,441
             Accrued interest                                                             3,795                4,035
             Accrued compensation                                                         7,652               10,097
             Advance mold payments from customers                                                              1,036
             Income taxes payable                                                         2,005                  850
             Current maturities of long-term debt                                        10,333               13,631
                                                                                      ---------             --------
                Total current liabilities                                               139,082              141,592
         Long-term debt due after one year                                              177,071              171,674
         Deferred income taxes                                                            1,137                1,684
         Note payable to affiliates                                                          88                   88

         STOCKHOLDERS' EQUITY
             Common Stock (par value $.10, issued and outstanding
               600 shares; authorized 100,000 shares)
             Additional paid-in capital                                                      94                   94
             Retained earnings                                                           13,001               13,286
             Other comprehensive income                                                    (102)                 (22)
                                                                                      ---------             --------
             Total stockholders' equity                                                  12,993               13,358
                                                                                      ---------             --------
                Totals                                                                $ 330,371             $328,396
                                                                                      =========             ========


Note: The balance sheet at September 27, 1998 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                             (dollars in thousands)

                                                                                    UNAUDITED
                                                                               THREE MONTHS ENDED
                                                                        MARCH 28, 1999     MARCH 29, 1998
                                                                        --------------     --------------
                        Revenues:
                            Net product sales                              $ 111,179         $ 118,007
                            Net mold sales                                    22,547             7,883
                                                                           ---------         ---------
                                                                             133,726           125,890
                        Cost of Sales
                            Cost of product sales                             89,747            97,647
                            Cost of mold sales                                22,339             7,916
                                                                           ---------         ---------
                                                                             112,086           105,563
                                                                           ---------         ---------


                        Gross Margin                                          21,640            20,327
                        Selling, general and administrative expenses          15,151            14,572
                                                                           ---------         ---------

                        Operating profit                                       6,489             5,755
                        Interest expense                                      (5,625)           (5,035)
                        Equity in net loss of joint ventures                  (1,333)                -
                        Unrealized loss on foreign currency                     (766)             (357)
                        translation
                        Other expense, net                                        54                 2
                                                                           ---------         ---------

                        Income (loss) before income taxes and                 (1,181)              365
                        minority interest

                        Provision for income taxes                               806               241
                                                                           ---------         ---------
                        Income (loss) before minority interest                (1,987)              124
                        Minority interest                                                           28
                                                                           ---------         ---------
                        Net income (loss)                                  $  (1,987)        $     152
                                                                           ==========        =========


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Operations
                             (dollars in thousands)

                                                                                  UNAUDITED
                                                                              SIX MONTHS ENDED
                                                                      MARCH 28, 1999    MARCH 29, 1998
                                                                      --------------    --------------
                      Revenues:
                          Net product sales                              $ 243,616        $ 211,714
                          Net mold sales                                    28,205           14,472
                                                                         ---------        ---------
                                                                           271,821          226,186
                      Cost of Sales
                          Cost of product sales                            196,506          174,183
                          Cost of mold sales                                28,639           13,754
                                                                         ---------        ---------
                                                                           225,145          187,937
                                                                         ---------        ---------

                      Gross Margin                                          46,676           38,249

                      Selling, general and administrative expenses          30,771           25,669
                                                                         ---------        ---------

                      Operating profit                                      15,905           12,580
                      Interest expense                                     (10,822)          (8,968)
                      Equity in net loss of joint ventures                  (1,316)               -
                      Unrealized loss on foreign currency                     (728)            (357)
                      translation
                      Other (expense) income, net                             (268)            (120)
                                                                         ----------       ---------

                      Income before income taxes and minority                2,771            3,135
                      interest

                      Provision for income taxes                             3,056            1,549
                                                                         ---------        ---------
                      Income (loss) before minority interest                  (285)           1,586
                      Minority interest                                                          76
                                                                         ---------        ---------
                      Net income (loss)                                  $    (285)       $   1,662
                                                                         ==========       =========


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                     for the Six-Months Ended March 28, 1997
                                   (unaudited)
                             (dollars in thousands)

                                                                                                UNAUDITED
                                                                                            SIX MONTHS ENDED
                                                                                    MARCH 28, 1999    MARCH 29, 1998
                                                                                    --------------    --------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  11,014         $   4,074

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and equipment                                  (8,151)           (4,229)
             Proceeds from disposal of Kenco Plastics to DBM Technologies joint           5,515
         venture
             Proceeds from disposal of property, plant and equipment                                          186
             Purchase of Huron Plastics Group, net of $1,835 cash acquired                                (67,139)
             Purchase of LDM Germany                                                                       (9,706)
             Purchase of Kenco Plastics, net of $500 cash acquired                                        (27,000)
                                                                                      ---------         ---------

                                   NET CASH USED FOR INVESTING ACTIVITIES                (2,636)         (107,888)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances to DBM Technologies joint venture                                      (1,803)
         Proceeds from long-term debt issuance, net of $1,238 issuance costs in
         1998;                                                                            7,251            65,638
             $249 in 1999
         Payments on long-term debt                                                      (5,401)           (1,072)
         Net borrowings (repayments) on lines of credit                                  (6,307)           42,428
                                                                                      ----------        ---------

                            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (6,260)          106,994
                                                                                      ----------        ---------

         Net cash change                                                                  2,118             3,180
         Cash at beginning of period                                                      3,317             4,633
                                                                                      ---------         ---------
         Cash at end of period                                                        $   5,435         $   7,813
                                                                                      =========         =========

         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                                                $  10,410         $   8,998
                                                                                      =========         =========


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 27, 1998.

2. PURCHASES OF KENCO PLASTICS, AEROQUIP BEIENHEIM - GERMAN FACILITY, HURON PLASTICS GROUP AND FORMATION OF BLOWMOLDING JOINT VENTURE

On September 30, 1997, the Company acquired all outstanding capital stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and substantially all operating assets of Narens Design and Engineering Co. for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On November 25, 1997, the Company acquired the business and certain net assets and assumed certain liabilities comprising the `Beienheim' plant of Aeroquip-Vickers International GmbH for approximately $9.7 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

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

Effective as of December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the joint venture at an amount equal to the net book value of the net current assets. The sales price of the net current assets approximated $8.8 million.

The Company is leasing all machinery and equipment of the Kenco business to the joint venture, and is subleasing to the joint venture all real properties used in the Kenco operations.

Under the terms of the agreement, the Company provided a subordinated $1.8 million loan to the joint venture, and guaranteed $1.0 million of the joint venture line of credit borrowings. As a result of those terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company retained substantially all of the risks of ownership. The transaction is treated as an equity investment for accounting purposes, but the Company will record 100% of the joint venture losses as equity losses, if any, up to its investment, subordinated loan and guarantee amounts.

The pro forma unaudited results of operations for the six months ended March 28, 1999, and March 29, 1998 assuming consummation of the purchases and issuance of the debt, and formation of the DBM joint venture, as described above had occurred on September 29, 1997, are as follows:


                                                                 For six months ended
                                                    March 28, 1999                  March 29, 1998
                                              ---------------------------     ---------------------------
                  Net revenues                            $257,144                     $232,140
                                                          ========                     ========
                  Net income (loss)                       $   (285)                    $  1,597
                                                          ========                     ========


3. COMMITMENTS AND CONTINGENCIES

There have been no significant changes in commitments and contingencies from the matters described in footnote 13 of the Company's consolidated financial statements as of and for the fiscal year ended September 27, 1998.

4. SUBSEQUENT EVENT: SALE OF COMO PRODUCTS

On April 15, 1999, all of the assets and liabilities of GL Industries of Indiana, Inc. (d/b/a Como Products), a 75% owned subsidiary of the Company, were sold to New GLI, Inc., an Indiana corporation, which is now doing business as "Como Products." A new independent partner joined the new business (New GLI) and purchased all but 36.75% of the Company's stake in New GLI for a minimal amount. Under terms of the purchase agreement, the Company has accepted a subordinated note from New GLI for approximately $0.5 million, which represents previous loans, accrued interest and working capital advances from the Company to Como.

The Company's ownership percentage in New GLI has become less than 50%. As a result, New GLI's results will be reported as equity earnings in the future. Como's net sales and net loss for the year ended September 27, 1998 were $18.1 million and $1.5 million, respectively. Como's net sales and net income for the six-month period ending March 28, 1999 were $8.7 million and $0.1 million, respectively. The Company wrote its equity investment down to zero during fiscal year 1998 due to Como's operating losses and a stockholder's equity deficit.

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

                             LDM TECHNOLOGIES, INC.
           Condensed Consolidating Balance Sheet as of March 28, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                       LDM
                                                   Technologies,  Guarantor    Nonguarantor  Consolidating
                                                        Inc.     Subsidiaries  Subsidiaries     Entries    Consolidated
                                                   ------------- ------------  ------------  ------------- ------------
            ASSETS
            Current assets:
                Cash                                 $      27     $  2,778      $  2,630                    $  5,435
                Accounts receivable                     73,838        5,753         7,784                      87,375
                Raw materials                            8,717        1,173         2,164                      12,054
                Work in process                          1,283          187           629                       2,099
                Finished goods                           4,588          495           925                       6,008
                Mold costs                              16,364        5,088           107                      21,559
                Refundable income taxes                                                43                          43
                Deferred income taxes                    3,105                                                  3,105
                Other current assets                     1,628           93           161                       1,882
                                                     ---------     --------      --------     ---------      --------
                  Total current assets                 109,550       15,567        14,443                     139,560

            Net property, plant and
              equipment                                 98,289       13,704         6,292                     118,285
            Investment in subsidiaries                   7,018                                   (7,018)
            Goodwill, net                               61,622                                                 61,622
            Debt issue costs, net                        6,086                                                  6,086
            Investment in joint venture                  1,116                                                  1,116
            Notes receivable due from
                   affiliates and joint venture         25,389                                  (22,311)        3,078
            Other assets                                   624                                                    624
                                                     ---------     --------      --------     ---------      --------
                  Totals                             $ 309,694     $ 29,271      $ 20,735       (29,329)     $330,371
                                                     =========     ========      ========     ==========     ========

            LIABILITIES AND STOCKHOLDERS'
            EQUITY
            Current liabilities:
                Lines of credit and
                  revolving loans                    $  31,306                   $  1,526                    $ 32,832
                Accounts payable                        47,712     $  3,828         7,657          (811)       58,386
                Accrued liabilities                     15,842        5,594         2,643                      24,079
                Accrued interest                         3,795                                                  3,795
                Accrued compensation                     4,970          351         2,331                       7,652
                Income taxes payable                       235        1,770                                     2,005
                Current maturities of
                  long-term debt                        10,333                                                 10,333
                                                     ---------     --------      --------     ---------      --------
                Total current liabilities              114,193       11,543        14,157          (811)      139,082
            Long-term debt due after one year          177,071                                                177,071
            Deferred income taxes                        1,108                         29                       1,137
            Note payable to affiliates                               10,710        10,878       (21,500)           88

            STOCKHOLDERS' EQUITY
                Common stock                                          5,850         2,945        (8,795)
                Additional paid-in capital                  94                        126          (126)           94
                Retained earnings                       17,250        1,168        (7,320)        1,903        13,001
                Other comprehensive income                 (22)                       (80)                       (102)
                                                     ----------    --------      ---------    ---------      ---------
                Total stockholders' equity              17,322        7,018        (4,329)       (7,018)       12,993
                                                     ---------     --------      ---------    ----------     --------

                  Totals                             $ 309,694     $ 29,271      $ 20,735     $ (29,329)     $330,371
                                                     =========     ========      ========     ==========     ========


                             LDM TECHNOLOGIES, INC.
         Condensed Consolidating Balance Sheet as of September 27, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                        LDM
                                                   Technologies,  Guarantor    Nonguarantor  Consolidating
                                                        Inc.     Subsidiaries  Subsidiaries     Entries    Consolidated
                                                   ------------- ------------  ------------  ------------- ------------
            ASSETS
            Current assets:
                Cash                                 $     673     $  1,317      $  1,327                    $  3,317
                Accounts receivable                     63,856       10,849         7,076                      81,781
                Notes receivable due from
                   affiliates                           21,487                                 ($21,487)
                Raw materials                           11,611        1,095         2,085                      14,791
                Work in process                          1,531          139         1,045                       2,715
                Finished goods                           5,822          333           408                       6,563
                Mold costs                              17,967                      4,543                      22,510
                Refundable income taxes                  1,204                         47                       1,251
                Deferred income taxes                    3,148                                                  3,148
                Other current assets                     1,785          136           109                       2,030
                                                     ---------     --------      --------     ---------      --------
                  Total current assets                 129,084       13,869        16,640       (21,487)      138,106

            Net property, plant and
              equipment                                 96,662       14,498         7,041                     118,201
            Investment in subsidiaries                   6,491                                   (6,491)
            Goodwill, net                               64,047                                                 64,047
            Debt issue costs, net                        6,303                                                  6,303
            Investment in joint venture                  1,098                                                  1,098
            Other assets                                   632                          9                         641
                                                     ---------     --------      --------     ---------      --------
                  Totals                             $ 304,317     $ 28,367      $ 23,690      ($27,978)     $328,396
                                                     =========     ========      ========     ==========     ========

            LIABILITIES AND STOCKHOLDERS'
            EQUITY
            Current liabilities:
                Lines of credit and
                  revolving loans                    $  36,699                   $  2,440                    $ 39,139
                Accounts payable                        39,923     $  7,737         7,032         ($329)       54,363
                Accrued liabilities                     16,357          745         1,339                      18,441
                Accrued interest                         4,035                                                  4,035
                Accrued compensation                     7,629          247         2,221                      10,097
                Advance mold payments from
                  customers                                             443           593                       1,036
                Income taxes payable                                    850                                       850
                Current maturities of
                  long-term debt                        13,631                                                 13,631
                                                     ---------     --------      --------     ---------      --------
                Total current liabilities              118,274       10,022        13,625          (329)      141,592
            Long-term debt due after one year          171,674                                                171,674
            Deferred income taxes                          285        1,369            30                       1,684
            Note payable to affiliates                               10,709        10,537       (21,158)           88

            STOCKHOLDERS' EQUITY
                Common stock                                          5,850         2,945        (8,795)
                Additional paid-in capital                  94                        126          (126)           94
                Retained earnings                       14,012          417        (3,575)        2,432        13,286
                Other comprehensive income                 (22)                         2            (2)          (22)
                                                     ----------    --------     ---------     ----------     ---------
                Total stockholders' equity              14,084        6,267          (502)       (6,491)       13,358
                                                     ---------     --------      ---------    ----------     --------

                  Totals                             $ 304,317     $ 28,367      $ 23,690      ($27,978)     $328,396
                                                     =========     ========      ========     ==========     ========


                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended March 28, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                       LDM
                                                  Technologies,   Guarantor   Nonguarantor   Consolidating
                                                      Inc.      Subsidiaries  Subsidiaries      Entries    Consolidated
                                                  ------------- ------------  ------------   ------------- ------------
             Revenues:
                  Net product sales                 $  85,294     $ 13,916      $ 11,969                    $111,179
                  Net mold sales                       21,661                        886                      22,547
                                                    ---------     --------      --------      --------      --------
                                                      106,955       13,916        12,855                     133,726
             Cost of Sales
                  Cost of product sales                65,033       12,683        12,031                      89,747
                  Cost of mold sales                   21,496                        843                      22,339
                                                    ---------     --------      --------      --------      --------
                                                       86,529       12,683        12,874                     112,086
                                                    ---------     --------      --------      --------      --------

             Gross Margin                              20,426        1,223           (19)                     21,640

             Selling, general and administrative
                 expenses                              13,973          280           898                      15,151
                                                    ---------     --------      --------      --------      --------

             Operating profit (loss)                    6,453          953          (917)                      6,489
             Interest expense                          (5,543)        (307)         (225)          450        (5,625)
             Unrealized loss on foreign currency
                 translation                                                        (766)                       (766)
             Other income (expense), net                  536          (32)                       (450)           54
             Equity in net loss of subsidiaries
               and joint ventures                      (1,005)                                    (328)       (1,333)
                                                    ----------    --------      --------      --------      --------

             Income (loss) before income taxes            441          614        (1,908)         (328)       (1,181)

             Provision (credit) for income taxes          504          286            16                         806
                                                    ---------     --------      --------      --------      --------
             Net income (loss)                      $     (63)    $    328      $ (1,924)     $   (328)     $ (1,987)
                                                    =========     ========      ========      ========      ========


                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended March 29, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                  Technologies,   Guarantor   Nonguarantor   Consolidating
                                                      Inc.      Subsidiaries  Subsidiaries      Entries    Consolidated
                                                  ------------- ------------  ------------   ------------- ------------
             Revenues:
                  Net product sales                 $  93,575     $ 13,846      $ 10,694         ($108)     $118,007
                  Net mold sales                        6,900          140           843                       7,883
                                                    ---------     --------      --------       -------      --------
                                                      100,475       13,986        11,537          (108)      125,890
             Cost of Sales
                  Cost of product sales                75,622       11,475        10,658          (108)       97,647
                  Cost of mold sales                    7,089          119           708                       7,916
                                                    ---------     --------      --------       -------      --------
                                                       82,711       11,594        11,366          (108)      105,563
                                                    ---------     --------      --------       --------     --------

             Gross Margin                              17,764        2,392           171                      20,327

             Selling, general and administrative
                 expenses                              13,457          306           809                      14,572
                                                    ---------     --------      --------       -------      --------

             Operating profit (loss)                    4,307        2,086          (638)                      5,755
             Interest expense                          (4,992)        (417)         (289)          663        (5,035)
             Unrealized loss on foreign currency
                 translation                                                        (357)                       (357)
             Other income (expense), net                  526          155           (16)         (663)            2
             Equity in net loss of subsidiaries           404                                     (404)
                                                    ---------     --------      --------       --------     --------

             Income (loss) before income taxes
             and minority interest                        245        1,824        (1,300)         (404)          365

             Provision (credit) for income taxes          121          623          (503)                        241
                                                    ---------     --------      ---------      -------      --------
             Income (loss) before minority                124        1,201          (797)         (404)          124
             interest
             Minority interest                             28                                                     28
                                                    ---------     --------      --------       -------      --------
             Net income (loss)                      $     152     $  1,201         ($797)        ($404)     $    152
                                                    =========     ========      =========      ========     ========


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 28, 1999
                                   (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                  Technologies,   Guarantor   Nonguarantor   Consolidating
                                                      Inc.      Subsidiaries  Subsidiaries      Entries    Consolidated
                                                  ------------- ------------  ------------   ------------- ------------
             Revenues:
                  Net product sales                 $ 190,925     $ 29,460      $ 23,231                    $243,616
                  Net mold sales                       27,275           18           912                      28,205
                                                    ---------     --------      --------       -------      --------
                                                      218,200       29,478        24,143                     271,821
             Cost of Sales
                  Cost of product sales               145,625       26,985        23,896                     196,506
                  Cost of mold sales                   27,773                        866                      28,639
                                                    ---------     --------      --------       -------      --------
                                                      173,398       26,985        24,762                     225,145
                                                    ---------     --------      --------       -------      --------

             Gross Margin                              44,802        2,493          (619)                     46,676

             Selling, general and administrative
                 expenses                              28,339          563         1,869                      30,771
                                                    ---------     --------      --------       -------      --------

             Operating profit (loss)                   16,463        1,930        (2,488)                     15,905
             Interest expense                         (10,643)        (611)         (492)          924       (10,822)
             Unrealized loss on foreign currency
                 translation                                                        (728)                       (728)
             Other income (expense), net                  771         (115)                       (924)         (268)
             Equity in net loss of subsidiaries
                 and joint ventures                      (787)                                    (529)       (1,316)
                                                    ----------    --------      --------       --------     ---------

             Income (loss) before income taxes
             and  minority interest                     5,804        1,204        (3,708)         (529)        2,771


             Provision (credit) for income taxes        2,566          453            37                       3,056
                                                     --------      -------       -------       -------       -------
             Net income (loss)                      $   3,238     $    751      $ (3,745)   $     (529)     $   (285)
                                                     ========      =======       ========      ========      ========


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Six-Months Ended March 29, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                    LDM
                                               Technologies,   Guarantor   Nonguarantor   Consolidating
                                                   Inc.      Subsidiaries  Subsidiaries      Entries    Consolidated
                                               ------------- ------------  ------------   ------------- ------------
                Revenues:
                     Net product sales           $ 170,657     $ 23,653      $ 17,740         ($336)     $211,714
                     Net mold sales                 13,441          183           848                      14,472
                                                 ---------     --------      --------       -------      --------
                                                   184,098       23,836        18,588          (336)      226,186
                Cost of Sales
                     Cost of product sales         136,222       20,713        17,584          (336)      174,183
                     Cost of mold sales             12,888          151           715                      13,754
                                                 ---------     --------      --------       -------      --------
                                                   149,110       20,864        18,299                     187,937
                                                 ---------     --------      --------       -------      --------

                Gross Margin                        34,988        2,972           289                      38,249

                Selling, general and
                     administrative expenses        23,654          670         1,345                      25,669
                                                 ---------     --------      --------       -------      --------

                Operating profit (loss)             11,334        2,302        (1,056)                     12,580
                Interest expense                    (8,877)        (836)         (351)        1,096        (8,968)
                Unrealized loss on foreign
                    currency translation                                         (357)                       (357)
                Other income (expense), net          1,117         (108)          (33)       (1,096)         (120)
                Equity in net loss of
                    subsidiaries                      (340)                                     340
                                                 ----------    --------      --------       -------      --------

                Income (loss) before income
                     taxes and minority              3,234        1,358        (1,797)          340         3,135
                interest

                Provision (credit) for income
                    taxes                            1,648          585          (684)                      1,549
                                                 ---------     --------      ---------      -------      --------
                Income (loss) before minority
                    interest                         1,586          773        (1,113)          340         1,586
                Minority interest                       76                                                     76
                                                 ---------     --------      --------       -------      --------
                Net income (loss)                $   1,662         $773       ($1,113)      $   340      $  1,662
                                                 =========     ========      =========      =======      ========


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 28, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                              LDM
                                                         Technologies,   Guarantor   Nonguarantor
                                                             Inc.      Subsidiaries  Subsidiaries  Consolidated
                                                         ------------- ------------  ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  7,033     $  1,750      $  2,231     $ 11,014

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                   (7,848)        (289)          (14)      (8,151)
Proceeds from disposal of Kenco Plastics                      5,515                                   5,515
                                                           --------     --------      --------     --------
Division

NET CASH USED FOR INVESTING ACTIVITIES                       (2,333)        (289)          (14)      (2,636)


CASH FLOW FROM FINANCING ACTIVITIES
Borrowing (to)/from affiliates                               (1,803)                                 (1,803)
Costs associated with debt acquisition                         (249)                                   (249)
Proceeds from long-term debt                                  7,500                                   7,500
Payments on long-term debt                                   (5,401)                                 (5,401)
Net proceeds from lines of credit borrowings                 (5,393)                      (914)      (6,307)
                                                           --------     --------      --------     --------
NET CASH (USED) BY FINANCING ACTIVITIES                      (5,346)                      (914)      (6,260)
                                                           --------     --------      --------     --------

Net cash change                                                (646)       1,461         1,303        2,118
Cash at beginning of period                                     673        1,317         1,327        3,317
                                                           --------     --------      --------     --------
Cash at end of period                                      $     27     $  2,778      $  2,630     $  5,435
                                                           ========     ========      ========     ========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                              $  8,693     $    954      $    763     $ 10,410
                                                           ========     ========      ========     ========


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 29, 1998
                                   (unaudited)
                             (dollars in thousands)


                                                             LDM
                                                        Technologies,   Guarantor   Nonguarantor
                                                            Inc.      Subsidiaries  Subsidiaries  Consolidated
                                                        ------------- ------------  ------------  ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $   4,020     $    (662)   $     716      $   4,074

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                 (3,722)         (191)        (316)        (4,229)
Proceeds from disposal of property, plant and                 186                                       186
equipment
Purchase of Huron Plastics Group, Inc.,
    net of $1,835 cash acquired                           (67,139)                                  (67,139)
Purchase of LDM Germany                                    (9,706)                                   (9,706)
Purchase of Kenco Plastics, net of $500 cash              (27,000)                                  (27,000)
                                                        ---------     ---------    ---------      ---------
acquired

NET CASH USED FOR INVESTING ACTIVITIES                   (107,381)         (191)        (316)      (107,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (to)/from affiliates                             (2,052)                     2,052
Costs associated with debt acquisition                     (1,238)                                   (1,238)
Proceeds from long-term debt                               66,876                                    66,876
Payments on long-term debt                                   (614)                      (458)        (1,072)
Net proceeds from lines of credit borrowings               41,697                        731         42,428
                                                        ---------     ---------    ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 104,669                      2,325        106,994
                                                        ---------     ---------    ---------      ---------

Net cash change                                             1,308          (853)       2,725          3,180
Cash at beginning of period                                    12         4,598           23          4,633
                                                        ---------     ---------    ---------      ---------
Cash at end of period                                   $   1,350     $   3,745    $   2,748      $   7,813
                                                        =========     =========    =========      =========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                           $   7,242     $     998    $     758      $   8,998
                                                        =========     =========    =========      =========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production, (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's operating profit for the quarter and six months ended March 28, 1999 (second quarter 1999 and second half 1999) have improved compared to the same periods in 1998. This is the result of improved performance of the Company's North American facilities offset by losses at its facility in Beienheim, Germany.

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED MARCH 28, 1999 COMPARED TO QUARTER ENDED MARCH 29, 1998

NET SALES: Net sales for the three-month period ended March 28, 1999
("second quarter 1999") were $133.7 million versus $125.9 million for the three-month period ended March 29, 1998 ("second quarter 1998"). This is an increase of $7.8 million or 6.2%. The increase is the result of increased mold sales related to product launches in the third and fourth quarters of fiscal 1999 and a full quarter of HPG sales consolidated in second quarter 1999, offset by no longer consolidating the DBM Technologies operations (formerly Kenco). DBM's net sales for the second quarter 1999 were $13.1 million.

Second quarter 1999 net sales were comprised of $107.6 million of automotive product sales, $3.6 million of consumer and other product sales and $22.5 million of mold sales. Taking the accounting treatment of DBM into account, automotive product sales increased by approximately $7.7 million.

GROSS MARGIN: Gross margin was $21.6 million or 16.2% of net sales for second quarter 1999 versus $20.3 million or 16.1% for the second quarter 1998. Second quarter 1999 gross margin related to product sales was $21.4 million or 19.3% of net product sales compared to $20.3 million or 17.3% of net product sales for the second quarter 1998. The increase in gross margin related to product sales is primarily the result of improved operations at the Company's North American facilities offset by losses at its facility in Beienheim, Germany.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 1999 were $15.2 million or 11.4% of net sales, compared to $14.6 million or 11.6% of net sales, for second quarter 1998.

INTEREST EXPENSE: Interest expense was $5.6 million for second quarter 1999 compared to $5.0 million for second quarter 1998. The increased interest was primarily due to the incurrence of additional indebtedness related to the Huron Plastics acquisition.

INCOME TAXES: The provision for income taxes for second quarter 1999 was $0.8 million on a pretax loss of $1.2 million. The tax rate for second quarter 1998 was 66%. The positive tax provision on a pretax loss in second quarter 1999 was caused by certain nondeductible expenses and the continued establishment of 100% valuation allowances against deferred tax assets at the Company's Beienheim, Germany facility.


SIX MONTHS ENDED MARCH 28, 1999 COMPARED TO SIX MONTHS ENDED MARCH 29, 1998

NET SALES: Net sales for the six-month period ended March 28, 1999 ("first half 1999") were $271.8 million versus $226.2 million for the six-month period ended March 29, 1998 ("first half 1998"). This is an increase of $45.6 million or 20.2%. The practice of no longer consolidating the DBM Technologies operations reduced sales during first half 1999 by $13.1 million. Considering this, the proforma sales increase was $58.7 million or 26.0%. The sales growth is primarily the result of increased mold sales and acquisitions described previously herein.

First half 1999 net sales were comprised of $235.8 million of automotive product sales, $7.8 million of consumer and other product sales and $28.2 million of mold sales. Taking the accounting treatment of DBM into account, automotive product sales increased by approximately $46.9 million. The automotive product sales growth is primarily the result of acquisitions described previously herein.

GROSS MARGIN: Gross margin was $46.7 million or 17.2% of net sales for first half 1999 versus $38.2 million or 16.9% for the first half 1998. First half 1999 gross margin related to product sales was $47.1 million or 19.3% of net product sales compared to $37.5 million or 17.7% of net product sales for the first half of 1998. The increase in gross margin related to product sales is primarily the result of improved operations at the Company's North American facilities offset by losses at its Beienheim, Germany facility.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 1999 were $30.8 million or 11.3% of net sales, compared to $25.7 million or 11.3% of net sales, for first half 1998.

INTEREST EXPENSE: Interest expense was $10.8 million for first half 1999 compared to $9.0 million for first half 1998. The increased interest was primarily due to the incurrence of additional indebtedness related to acquisitions described previously herein.

INCOME TAXES: The provision for income taxes for first half 1999 was $3.1 million with an effective tax rate of 110.3% compared with an effective rate of 49.4% for first half 1998. The rate increase relates principally to certain nondeductible expenses and the continued establishment of 100% valuation allowances against deferred tax assets at the Company's Beienheim, Germany facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and capital expenditures for facility maintenance and expansion. The Company believes its future cash flows from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources, including cash flow from operations and additional indebtedness. As of March 28, 1999, the Company had $177.1 million of long-term debt outstanding, $43.2 million of revolving loans and current maturities of long-term debt outstanding and $18.2 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities in the first half of 1999 was $11.1 million compared to $4.1 million in the first half of 1998. The increase in cash provided by operating activities was the result of the sales growth described above.

Capital expenditures for the first half of 1999 were $8.2 million compared to $4.2 million for the first half of 1998. The Company believes its capital expenditures will be approximately $16.0 million in fiscal year 1999. The majority of the Company's fiscal 1999 capital expenditures will be used to facilitate new programs launching in fiscal 1999, and continue installing a new enterprise-wide information system at all plant facilities. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

For its information technology exposures, to date the Company has completed its remediation phase and expects to complete software replacement, including testing and implementation, no later than July 31, 1999. Once software is selected and tailored for the Company's use, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 100% of its testing and has implemented 50% of its remediated systems. The Company expects completion of remediation and implementation by July 31, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment are no longer in business. As such, the Company is only 60% complete in the remediation phase of its operating equipment. Testing of this equipment is also more difficult than the testing of information technology systems; as a result, the Company is only 50% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by June 30, 1999. Testing and implementation of affected equipment is expected to be complete by September 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company's accounts receivable system interfaces directly with significant customers. The Company is in the process of working with these customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant by June 30, 1999. The Company has completed its remediation efforts on these systems and is 100% complete with the testing phase. Implementation is 50% complete and is expected to be complete by July 31, 1999. The Company understands that these key customers are in the process of making their accounts payable systems Year 2000 compliant. Each customer queried believed that its payables system would be Year 2000 compliant by the end of 1999.

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

COST

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million , and is being funded through operating cash flows. To date, the Company has incurred approximately $5.1 million ($1.0 million expensed and $4.1 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. The remaining $1.9 million of estimated project costs relates to repair of hardware and software, and implementation consulting fees which will be expensed as incurred.

RISKS

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would experience difficulties taking customer orders, manufacturing and shipping products, invoicing customers, or collecting payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

The Company has contingency plans for certain critical applications, and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

YEAR 2000 DISCLOSURE CHART


----------------------------------------------------------------------------------------------------------------------
                                  ASSESSMENT            REMEDIATION             TESTING            IMPLEMENTATION
----------------------------------------------------------------------------------------------------------------------
Information Technology        100% complete        100% complete          100% complete         50% complete

                                                                                                Expected completion
                                                                                                date, July 1999
----------------------------------------------------------------------------------------------------------------------
Operating Equipment with      100% complete        60% complete           50% complete          50% complete
Embedded Chips or Software
                                                   Expected completion    Expected completion   Expected completion
                                                   date, June 1999        date, September 1999  date, September 1999
----------------------------------------------------------------------------------------------------------------------
Products                      100% complete        100% complete          100% complete         100% complete
----------------------------------------------------------------------------------------------------------------------
Third Party                   100% complete for    100% complete for      100% complete for     50% complete for
                              system interface;    system interface       system interface      system interface
                              80% complete for
                              all other material   Develop contingency                          Expected completion
                              exposures            plans as                                     date for system
                                                   appropriate, June                            interface work, July
                                                   1999                                         1999

                                                                                                Implement
                                                                                                contingency plans or
                                                                                                other alternatives
                                                                                                as necessary,
                                                                                                September 1999
----------------------------------------------------------------------------------------------------------------------


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

Item 3   Defaults upon Senior Securities               Not applicable

Item 4   Submission of Matters to a Vote of Security   Not applicable
         Holders

Item 5   Other information                             Not applicable

Item 6   Exhibits and Reports on Form 8-K              (a)  Exhibit 27-Financial
                                                            Data Schedule

                                                       The Company did not file
                                                       any reports on Form 8-K
                                                       during the quarter for
                                                       which this report is
                                                       filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             LDM TECHNOLOGIES, INC.


                             By:  /s/ G. E. Borushko
                             -------------------------------------
                                      Gary E. Borushko
                                      Chief Financial Officer

                                  /s/ B. N. Frederick
                             -------------------------------------
                                      Bradley N. Frederick
                                      Chief Accounting Officer

                                      Date:  May 12, 1999

                                INDEX TO EXHIBITS


EXHIBIT NO.                      DESCRIPTION
-----------                -----------------------
    27                     Financial Data Schedule