Form 10-Q
period 1999-06-27
LDM TECHNOLOGIES INC
filed 1999-08-11
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

                             YES X           NO

       Number of shares common stock outstanding as of August 6, 1999: 600

                                  Total pages:

                              Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                          Page No.
                                                                                          --------
                  PART I           FINANCIAL INFORMATION

                  ITEM 1           FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets, June 27, 1999 and
                     September 27, 1998                                                      3

                  Condensed Consolidated Statements of Income, three months ended
                     June 27, 1999 and June 28, 1998                                         4

                  Condensed Consolidated Statements of Income, nine months ended
                     June 27, 1999 and June 28, 1998                                         5

                  Condensed Consolidated Statements of Cash Flows, nine months ended
                     June 27, 1999 and June 28, 1998                                         6

                  Notes to Condensed Consolidated Financial Statements                       7

                  ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     17
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  PART II       OTHER INFORMATION

                  Item 1        Legal Proceedings                                           21

                  Item 2        Changes in Securities                                       21

                  Item 3        Defaults upon Senior Securities                             21

                  Item 4        Submission of Matters to a Vote of Security Holders         21

                  Item 5        Other Information                                           21

                  Item 6        Exhibits and Reports on Form 8-K                            21
                                Index to Exhibits
                                Exhibit 27 - Financial Data Schedule

                                Signature Page                                              22

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                     JUNE 27, 1999     SEPTEMBER 27, 1998
                                                                                      (UNAUDITED)            (NOTE)
                                                                                     -------------     ------------------
         ASSETS
         Current assets:
             Cash                                                                     $   5,503             $  3,317
             Accounts receivable                                                        100,493               81,781
             Raw materials                                                               12,099               14,791
             Work in process                                                              2,099                2,715
             Finished goods                                                               6,962                6,563
             Mold costs                                                                  21,062               22,510
             Refundable income taxes                                                                           1,251
             Deferred income taxes                                                        3,107                3,148
             Other current assets                                                         2,022                2,030
                                                                                      ---------             --------
                Total current assets                                                    153,347              138,106
         Net property, plant and equipment                                              120,717              118,201
         Goodwill, net                                                                   60,513               64,047
         Debt issue costs, net                                                            5,811                6,303
         Investment in joint venture                                                      1,666                1,098
         Notes receivable from joint venture                                                919
         Other assets                                                                       695                  641
                                                                                      ---------             --------
                Totals                                                                $ 343,668             $328,396
                                                                                      =========             ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Lines of credit and revolving loans                                      $  30,250             $ 39,139
             Accounts payable                                                            69,045               54,363
             Accrued liabilities                                                         26,623               18,441
             Accrued interest                                                             7,262                4,035
             Accrued compensation                                                         8,265               10,097
             Advance mold payments from customers                                           778                1,036
             Income taxes payable                                                         1,937                  850
             Current maturities of long-term debt                                        10,333               13,631
                                                                                      ---------             --------
                Total current liabilities                                               154,493              141,592
         Long-term debt due after one year                                              172,161              171,674
         Deferred income taxes                                                            1,405                1,684
         Note payable to affiliate                                                                                88

         STOCKHOLDERS' EQUITY
             Common Stock (par value $.10, issued and outstanding 600 shares;
               authorized 100,000 shares)
             Additional paid-in capital                                                      94                   94
             Retained earnings                                                           15,634               13,286
             Other comprehensive income                                                    (119)                 (22)
                                                                                      ----------            ---------
             Total stockholders' equity                                                  15,609               13,358
                                                                                      ---------             --------
                Totals                                                                $ 343,668             $328,396
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

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                                                    UNAUDITED
                                                                               THREE MONTHS ENDED
                                                                          JUNE 27, 1999     JUNE 28, 1998
                                                                       ----------------- -----------------
                        Revenues:
                            Net product sales                              $ 120,058          $124,541
                            Net mold sales                                    23,160            19,694
                                                                           ---------         ---------
                                                                             143,218           144,235
                        Cost of Sales
                            Cost of product sales                             96,004           102,639
                            Cost of mold sales                                22,393            16,737
                                                                           ---------         ---------
                                                                             118,397           119,376
                                                                           ---------         ---------

                        Gross Margin                                          24,821            24,859

                        Selling, general and administrative expenses          14,624            16,326
                                                                           ---------         ---------

                        Operating profit                                      10,197             8,533
                        Interest expense                                      (5,140)           (5,442)
                        Foreign currency exchange loss                          (166)              (66)
                        Equity in joint venture loss                            (428)             (218)
                        Other income                                             (53)               18
                                                                           ---------         ---------

                        Income before income taxes and minority interest       4,410             2,825

                        Provision for income taxes                             1,776             1,331
                                                                           ---------         ---------
                        Income before minority interest                        2,634             1,494
                        Minority interest                                                           66
                                                                           ---------         ---------
                        Net income                                         $   2,634            $1,560
                                                                           =========         =========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                                                   UNAUDITED
                                                                               NINE MONTHS ENDED
                                                                       JUNE 27, 1999     JUNE 28, 1998
                                                                     ----------------- -----------------
                      Revenues:
                          Net product sales                          $      363,674    $    336,255
                          Net mold sales                                     51,365          34,166
                                                                     --------------    ------------
                                                                            415,039         370,421
                      Cost of Sales
                          Cost of product sales                             292,509         276,822
                          Cost of mold sales                                 51,033          30,491
                                                                     --------------    ------------
                                                                            343,542         307,313
                                                                     --------------    ------------

                      Gross Margin                                           71,497          63,108

                      Selling, general and administrative expenses           45,393          41,995
                                                                     --------------    ------------

                      Operating profit                                       26,104          21,113
                      Interest expense                                      (15,978)        (14,410)
                      Foreign currency exchange loss                           (617)           (735)
                      Equity in joint venture loss                           (1,878)           (218)
                      Other income                                             (451)            210
                                                                     --------------    ------------

                      Income before income taxes and minority
                        interest                                              7,180           5,960

                      Provision for income taxes                              4,832           2,880
                                                                     --------------    ------------
                      Income before minority interest                         2,348           3,080
                      Minority interest                                                         142
                                                                     --------------    ------------
                      Net income                                     $        2,348    $      3,222
                                                                     ==============    ============

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                                 UNAUDITED
                                                                                             NINE MONTHS ENDED
                                                                                     JUNE 27, 1999     JUNE 28, 1998
                                                                                   ----------------- -----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $    24,407           $16,889

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and equipment                                  (15,661)           (7,708)
             Proceeds from sale of Kenco Plastics to DBM Technologies joint
               venture                                                                     5,515
             Proceeds from disposal of property, plant and equipment                                           186
             Purchase of Huron Plastics Group, net of $1,835 cash acquired                                 (66,780)
             Purchase of LDM Germany                                                                        (9,706)
             Purchase of Kenco Plastics, net of $500 cash acquired                                         (26,641)
                                                                                    ------------        ----------

                                   NET CASH USED FOR INVESTING ACTIVITIES                (10,146)         (110,649)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term debt issuance, net of issuance
              costs of $249 in 1999, $1,313 in 1998                                        7,251            65,566
         Payments on long-term debt                                                      (10,311)           (2,119)
         Net borrowings (repayments) on lines of credit                                   (7,363)           31,661
         Loans provided to unconsolidated subsidiaries                                    (1,652)
                                                                                    ------------        ----------

                                   NET CASH PROVIDED BY FINANCING ACTIVITIES             (12,075)           95,108
                                                                                    ------------        ----------

         Net cash change                                                                   2,186             1,348
         Cash at beginning of period                                                       3,317             4,633
                                                                                    ------------        ----------
         Cash at end of period                                                      $      5,503        $    5,981
                                                                                    ============        ==========

         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                                              $     16,129        $   13,939
                                                                                    ============        ==========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 27,1999 are not necessarily indicative of the results that may be expected for the year ending September 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 27, 1998.

2. BUSINESS ACQUISITIONS AND DIVESTITURES

On September 30, 1997, the Company acquired all outstanding capital stock of Kenco Plastics, Inc. (Michigan) and Kenco Plastics, Inc. (Kentucky) and the business and substantially all operating assets of Narens Design and Engineering, Inc. for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On November 25, 1997, the Company acquired the business and certain net assets and assumed certain liabilities comprising the `Beienheim' plant of Aeroquip Corporation for approximately $9.7 million in cash. The acquisition was financed with additional borrowings under the existing Senior Credit Facility.

On February 6, 1998, LDM acquired the stock of Huron Plastics Group, Inc. and substantially all of the operating assets of Tadim, Inc. (collectively known as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The transaction was funded with proceeds from a $66.0 million dollar term loan issued by the Company's senior lender, and additional borrowings under the existing Senior Credit Facility.

Effective as of December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the joint venture at an amount equal to the net book value of the net current assets. The sales price of the net current assets approximated $8.8 million.

The Company is leasing all machinery and equipment of the Kenco business to the joint venture, and is subleasing to the joint venture all real properties in the Kenco operations.

Under the terms of the agreement, the Company provided a subordinated $1.8 million loan to the joint venture and guaranteed $1.0 million of the joint venture line of credit borrowings. As a result of those terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company will record 100% of the joint venture losses as equity losses, if any, up to its investment, subordinated loan and guarantee amounts.

On April 15, 1999, all of the assets and liabilities of GL Industries of Indiana, Inc. (d/b/a Como Products), a 75% owned subsidiary of the Company, were sold to New GLI, Inc., an Indiana corporation, which is now doing business as "Como Products." A new independent partner joined the new business (New GLI) and purchased all but 36.75% of the Company's stake in New GLI for a minimal amount. Under terms of the purchase agreement, the Company accepted a subordinated note from New GLI for approximately $0.5 million, which represents previous loans, accrued interest and working capital advances from the Company to Como. The note has been fully reserved on the Company's books.

The Company's ownership percentage in New GLI has become less than 50%. As a result, New GLI's results are reported as equity earnings. Como's net sales and net loss for the year ended September 27, 1998 were $18.1 million and $1.5 million, respectively. Como's net sales and net income for the six month period ended March 28, 1999 were $8.7 million and $0.1 million, respectively. The Company wrote its equity investment down to zero during fiscal year 1998, due to Como's operating losses and a capital deficiency.

The pro forma unaudited results of operations for the nine months ended June 27, 1999 and June 28, 1998, assuming consummation of the purchases, issuance of the debt, formation of the DBM joint venture, and sale of Como Products, as described above had occurred on September 30, 1997, are as follows:

                                                        For nine months ended
                                                        (dollars in thousands)
                                            June 27, 1999                  June 28, 1998
                                       ---------------------          ------------------

                   Net sales                 $ 391,648                      $ 347,118
                   Net income                $   2,289                      $   3,190

3. COMMITMENTS AND CONTINGENCIES

There have been no significant changes in commitments and contingencies from the matters described in footnote 13 of the Company's consolidated financial statements as of and for the fiscal year ended September 27, 1998.

4. SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, and the standby letter of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes are obligations of LDM Technologies, Inc., and are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company, ("LDM Canada") and certain holding companies (LDM Holdings L.L.C., and LDM Canada Limited Partnership). Non-guarantor subsidiaries consist of LDM Germany ("Beienheim"), a wholly owned subsidiary.

Supplemental consolidating financial information of LDM Technologies, Inc., the guarantor subsidiaries, and the nonguarantor subsidiaries is presented below.

                             LDM TECHNOLOGIES, INC.
            Condensed Consolidating Balance Sheet as of June 27, 1999
                                   (unaudited)
                             (dollars in thousands)

                                                        LDM
                                                   Technologies,    Guarantor    Nonguarantor  Consolidating
                                                        Inc.       Subsidiaries  Subsidiaries     Entries     Consolidated
                                                   -------------   ------------  ------------  -------------  ------------
            ASSETS
            Current assets:
                Cash                                 $      30       $  3,441      $  2,032                     $  5,503
                Accounts receivable                     85,412         10,225         4,856                      100,493
                Raw materials                            9,297          1,878           924                       12,099
                Work in process                          1,294            188           617                        2,099
                Finished goods                           5,557            723           682                        6,962
                Mold costs                              14,779          6,283                                     21,062
                Deferred income taxes                    3,107                                                     3,107
                Other current assets                     1,742            244            36                        2,022
                                                     ---------       --------      --------     ---------       --------
                  Total current assets                 121,218         22,982         9,147                      153,347

            Net property, plant and
              equipment                                102,036         14,056         4,625                      120,717
           Investment in subsidiaries                    7,729                                 $   (7,729)
            Goodwill, net                               60,513                                                    60,513
            Debt issue costs, net                        5,811                                                     5,811
            Investment in joint venture                  1,666                                                     1,666
            Notes receivable due from
              affiliates and joint venture              23,460                                    (22,541)           919
            Other assets                                   695                                                       695
                                                     ---------       --------      --------     ---------       --------
                  Totals                             $ 323,128       $ 37,038      $ 13,772     $ (30,270)      $343,668
                                                     =========       ========      ========     =========       ========

            LIABILITIES AND STOCKHOLDERS'
            EQUITY
            Current liabilities:
                Lines of credit and
                  revolving loans                    $  30,250                                                  $ 30,250
                Accounts payable                        55,657       $ 10,236      $  3,603   $      (451)        69,045
                Accrued liabilities                     18,826          6,063         2,512                       27,401
                Accrued interest                         7,262                                                     7,262
                Accrued compensation                     6,033            370         1,862                        8,265
                Income taxes payable                      (215)         2,152                                      1,937
                Current maturities of
                  long-term debt                        10,333                                                    10,333
                                                     ---------       --------      --------     ---------       --------
                Total current liabilities              128,146         18,821         7,977          (451)       154,493
            Long-term debt due after one year          172,161                                                   172,161
            Deferred income taxes                        1,405                                                     1,405
            Note payable to affiliates                                 10,709        10,712       (21,421)

            STOCKHOLDERS' EQUITY
                Common stock                                            5,850         2,944        (8,794)
                Additional paid-in capital                  94                                                        94
                Retained earnings                       21,344          1,658        (7,764)          396         15,634
                Other comprehensive income                 (22)                         (97)                        (119)
                                                     ----------      --------      ---------    ---------       ---------
                Total stockholders' equity              21,416          7,508        (4,917)       (8,398)        15,609
                                                     ---------       --------      ---------    ----------      --------

                  Totals                             $ 323,128       $ 37,038      $ 13,772     $ (30,270)      $343,668
                                                     =========       ========      ========     ==========      ========

                             LDM TECHNOLOGIES, INC.
         Condensed Consolidating Balance Sheet as of September 27, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                   Technologies,    Guarantor    Nonguarantor  Consolidating
                                                       Inc.        Subsidiaries  Subsidiaries     Entries    Consolidated
                                                   -------------   ------------  ------------  -------------  ------------
            ASSETS
            Current assets:
                Cash                                 $     673     $  1,317      $  1,327                    $  3,317
                Accounts receivable                     63,856       10,849         7,076                      81,781
                Notes receivable due from
                   affiliates                           21,487                                $ (21,487)
                Raw materials                           11,611        1,095         2,085                      14,791
                Work in process                          1,531          139         1,045                       2,715
                Finished goods                           5,822          333           408                       6,563
                Mold costs                              17,967                      4,543                      22,510
                Refundable income taxes                  1,204                         47                       1,251
                Deferred income taxes                    3,148                                                  3,148
                Other current assets                     1,785          136           109                       2,030
                                                     ---------     --------      --------     ---------      --------
                  Total current assets                 129,084       13,869        16,640       (21,487)      138,106

            Net property, plant and
              equipment                                 96,662       14,498         7,041                     118,201
            Investment in subsidiaries                   6,491                                   (6,491)
            Goodwill, net                               64,047                                                 64,047
            Debt issue costs, net                        6,303                                                  6,303
            Investment in joint venture                  1,098                                                  1,098
            Other assets                                   632                          9                         641
                                                     ---------     --------      --------     ---------      --------
                  Totals                             $ 304,317     $ 28,367      $ 23,690     $ (27,978)     $328,396
                                                     =========     ========      ========     =========      ========

            LIABILITIES AND STOCKHOLDERS'
            EQUITY
            Current liabilities:
                Lines of credit and
                  revolving loans                    $  36,699                   $  2,440                    $ 39,139
                Accounts payable                        39,923     $  7,737         7,032     $    (329)       54,363
                Accrued liabilities                     16,357          745         1,339                      18,441
                Accrued interest                         4,035                                                  4,035
                Accrued compensation                     7,629          247         2,221                      10,097
                Advance mold payments from
                  customers                                             443           593                       1,036
                Income taxes payable                                    850                                       850
                Current maturities of
                  long-term debt                        13,631                                                 13,631
                                                     ---------     --------      --------     ---------      --------
                Total current liabilities              118,274       10,022        13,625          (329)      141,592
            Long-term debt due after one year          171,674                                                171,674
            Deferred income taxes                          285        1,369            30                       1,684
            Note payable to affiliates                               10,709        10,537       (21,158)           88

            STOCKHOLDERS' EQUITY
                Common stock                                          5,850         2,945        (8,795)
                Additional paid-in capital                  94                        126          (126)           94
                Retained earnings                       14,012          417        (3,575)        2,432        13,286
                Other comprehensive income                 (22)                         2            (2)          (22)
                                                     ----------    --------     ---------     ---------      --------
                Total stockholders' equity              14,084        6,267          (502)       (6,491)       13,358
                                                     ---------     --------      ---------    ---------      --------

                  Totals                             $ 304,317     $ 28,367      $ 23,690      ($27,978)     $328,396
                                                     =========     ========      ========     =========      ========

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended June 27, 1999
                                   (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                   Technologies,    Guarantor     Nonguarantor   Consolidating
                                                       Inc.        Subsidiaries   Subsidiaries      Entries      Consolidated
                                                   -------------   ------------    ------------  -------------    ------------
             Revenues:
                  Net product sales                 $  96,294      $   14,568     $     9,196                    $  120,058
                  Net mold sales                       23,160                                                        23,160
                                                    ---------      ----------     -----------    ----------        --------
                                                      119,454          14,568           9,196                       143,218
             Cost of Sales
                  Cost of product sales                73,298          13,339           9,367                        96,004
                  Cost of mold sales                   22,393                                                        22,393
                                                    ---------        --------        --------       -------        --------
                                                       95,691          13,339           9,367                       118,397
                                                    ---------        --------        --------       -------        --------

             Gross Margin                              23,763           1,229            (171)                       24,821

             Selling, general and administrative
               expenses                                13,804             271             549                        14,624
                                                    ---------        --------        --------       -------        --------

             Operating profit (loss)                    9,959             958            (720)                       10,197
             Interest expense                          (5,140)           (316)           (181)          497          (5,140)
             Foreign currency exchange                                    172            (338)                         (166)
               gain/(loss)
             Equity in joint venture loss                (428)                                                         (428)
             Other income (expense), net                  444                                          (497)            (53)
             Equity in net income of
               subsidiaries                               490                                          (490)
                                                    ---------        --------        --------       -------        --------


             Income (loss) before income taxes          5,325             814          (1,239)         (490)          4,410

             Provision (credit) for income taxes        1,452             324                                         1,776
                                                    ---------        --------        --------       -------        --------
             Net income (loss)                      $   3,873        $    490        $ (1,239)      $  (490)       $  2,634
                                                     ========         =======         ========       =======        =======

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended June 28, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                   Technologies,    Guarantor      Nonguarantor  Consolidating
                                                       Inc.        Subsidiaries    Subsidiaries     Entries       Consolidated
                                                   -------------   ------------    ------------  -------------    ------------
             Revenues:
                  Net product sales                   $98,771        $15,115         $10,712          $(57)          $124,541
                  Net mold sales                        6,257         13,665            (228)                          19,694
                                                    ---------       --------        ---------      -------           --------
                                                      105,028         28,780          10,484           (57)           144,235
             Cost of Sales
                  Cost of product sales                79,057         12,993          10,646           (57)           102,639
                  Cost of mold sales                    5,186         11,798            (247)                          16,737
                                                    ---------       --------        ---------      -------           --------
                                                       84,243         24,791          10,399           (57)           119,376
                                                    ---------       --------        --------       --------          --------

             Gross Margin                              20,785          3,989              85                           24,859

             Selling, general and administrative
               expenses                                14,843            305           1,178                           16,326
                                                    ---------       --------        --------       -------           --------

             Operating profit (loss)                    5,942          3,684          (1,093)                           8,533
             Interest expense                          (5,417)          (411)           (236)          622             (5,442)
             Foreign currency exchange                                  (192)            126                              (66)
               gain/(loss)
             Equity in joint venture loss                (218)                                                           (218)
             Other income (expense), net                  648              9             (17)         (622)                18
             Equity in net income of                    1,201                                       (1,201)
                                                    ---------       --------        --------       --------
             subsidiaries

             Income (loss) before income taxes
               and minority interest                    2,156          3,090          (1,220)       (1,201)             2,825

             Provision (credit) for income taxes          662          1,149            (480)                           1,331
                                                    ---------       --------        ---------      -------           --------
             Income (loss) before minority
               interest                                 1,494          1,941            (740)       (1,201)             1,494
             Minority interest                             66                                                              66
                                                    ---------       --------        --------       -------           --------
             Net income (loss)                         $1,560         $1,941           $(740)      $(1,201)            $1,560
                                                    =========       ========        =========      ========          ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Nine-Months Ended June 27, 1999
                                   (unaudited)
                             (dollars in thousands)

                                                    LDM
                                               Technologies,    Guarantor      Nonguarantor  Consolidating
                                                    Inc.       Subsidiaries    Subsidiaries     Entries       Consolidated
                                               -------------   ------------    ------------  -------------    ------------
                Revenues:
                     Net product sales         $   287,219      $   44,028      $    32,427   $               $  363,674
                     Net mold sales                 50,435              18              912                       51,365
                                                 ---------        --------         --------      -------        --------
                                                   337,654          44,046           33,339                      415,039
                Cost of Sales
                     Cost of product sales         218,923          40,323           33,263                      292,509
                     Cost of mold sales             50,167                              866                       51,033
                                                 ---------        --------         --------      -------        --------
                                                   269,090          40,323           34,129                      343,542
                                                 ---------        --------         --------      -------        --------

                Gross Margin                        68,564           3,723             (790)                      71,497

                Selling, general and
                    administrative expenses         42,142             834            2,417                       45,393
                                                 ---------        --------         --------      -------        --------

                Operating profit (loss)             26,422           2,889           (3,207)                      26,104
                Interest expense                   (15,982)           (927)          (1,067)       1,998         (15,978)
                Foreign currency exchange
                loss                                                    56             (673)                        (617)
                Equity in joint venture loss        (1,878)                                                       (1,878)
                Other income (expense), net          1,547                                        (1,998)           (451)
                Equity in net income of
                    subsidiaries                     1,241                                        (1,241)
                                                 ---------        --------         --------      --------       --------

                Income (loss) before income
                    taxes                           11,350           2,018           (4,947)      (1,241)          7,180

                Provision (credit) for income
                    taxes                            4,018             777               37                        4,832
                                                 ---------        --------         --------      -------        --------
                Net income (loss)              $     7,332      $    1,241      $    (4,984)  $   (1,241)     $    2,348
                                                 =========        ========         =========     ========       ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Nine-Months Ended June 28, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                    LDM
                                               Technologies,    Guarantor      Nonguarantor  Consolidating
                                                   Inc.        Subsidiaries    Subsidiaries     Entries       Consolidated
                                               -------------   ------------    ------------  -------------    ------------
                Revenues:
                     Net product sales            $269,429        $38,768        $28,452         $(393)         $336,255
                     Net mold sales                 19,698         13,848            620                          34,166
                                                 ---------       --------       --------       -------          --------
                                                   289,126         52,616         29,072          (393)          370,421
                Cost of Sales
                     Cost of product sales         215,279         33,706         28,230          (393)          276,822
                     Cost of mold sales             18,074         11,949            468                          30,491
                                                 ---------       --------       --------       -------          --------
                                                   233,353         45,655         28,698          (393)          307,313
                                                 ---------       --------       --------       --------         --------

                Gross Margin                        55,773          6,961            374                          63,108

                Selling, general and
                    administrative expenses         38,497            975          2,523                          41,995
                                                 ---------       --------       --------       -------          --------

                Operating profit (loss)             17,276          5,986         (2,149)                         21,113
                Interest expense                   (14,294)        (1,247)          (587)        1,718           (14,410)
                Foreign currency exchange loss                       (504)          (231)                           (735)
                Equity in joint venture loss          (218)                                                         (218)
                Other income (expense), net          1,765            213            (50)       (1,718)              210
                Equity in net income of
                    subsidiaries                       861                                        (861)
                                                 ---------       --------       --------       --------

                Income (loss) before income
                    taxes and minority               5,390          4,448         (3,017)         (861)            5,960
                interest

                Provision (credit) for income
                    taxes                            2,310          1,734         (1,164)                          2,880
                                                 ---------       --------       ---------      -------          --------
                Income (loss) before minority
                    interest                         3,080          2,714         (1,853)         (861)            3,080
                Minority interest                      142                                                           142
                                                 ---------       --------       --------       -------          --------
                Net income (loss)                   $3,222         $2,714        $(1,853)        $(861)           $3,222
                                                 =========       ========       =========      ========         ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Nine-Months Ended June 27, 1999
                                  (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                  Technologies,   Guarantor   Nonguarantor
                                                      Inc.      Subsidiaries  Subsidiaries  Consolidated
                                                  ------------- ------------  ------------  ------------
             NET CASH PROVIDED BY
                 OPERATING ACTIVITIES             $    20,160   $   3,140    $    1,107     $    24,407

             CASH FLOWS FROM INVESTING
                 ACTIVITIES
               Additions to property, plant
                  and equipment                       (14,631)     (1,016)          (14)        (15,661)
               Proceeds from sale of Kenco
             Plastics to DBM Technologies joint
             venture                                    5,515                                     5,515
               Proceeds from disposal of
                  property, plant and equipment
                                                    ----------    -------       --------      ----------
             NET CASH USED FOR INVESTING
                 ACTIVITIES                            (9,116)     (1,016)          (14)        (10,146)

             CASH FLOWS FROM FINANCING
                 ACTIVITIES
             Borrowings (to)/from affiliates           (2,178)                      526          (1,652)
             Proceeds from long-term debt
             issuance                                   7,251                                     7,251
             Payments on long-term debt               (10,311)                                  (10,311)
             Net proceeds from lines of
                 credit borrowings                     (6,449)                     (914)         (7,363)
                                                    ----------    -------       --------      ----------
             NET CASH PROVIDED (USED) BY
                 FINANCING ACTIVITIES                 (11,687)                     (388)        (12,075)
                                                    ----------    -------       --------      ----------

             Net cash change                             (643)      2,124           705           2,186
             Cash at beginning of period                  673       1,317         1,327           3,317
                                                    ---------     -------       -------       ---------
             Cash at end of period                $        30   $   3,441    $    2,032     $     5,503
                                                    =========     =======       =======       =========

             SUPPLEMENTAL INFORMATION:
             Depreciation and amortization        $    13,532   $   1,458    $    1,139     $    16,129
                                                    =========     =======       =======       =========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Nine-Months Ended June 28, 1998
                                   (unaudited)
                             (dollars in thousands)

                                                       LDM
                                                  Technologies,   Guarantor   Nonguarantor
                                                      Inc.      Subsidiaries  Subsidiaries  Consolidated
                                                  ------------- ------------  ------------  ------------
             NET CASH PROVIDED (USED) BY              $17,271       $(714)         $332         $16,889
                 OPERATING ACTIVITIES

             CASH FLOWS FROM INVESTING
                 ACTIVITIES
               Additions to property, plant
                  and equipment                        (6,652)       (250)         (806)         (7,708)
               Proceeds from disposal of
                  property, plant and equipment           186                                       186
               Purchase of Huron Plastics Group
                  Inc., net of $1,835 cash
                    acquired                          (66,780)                                  (66,780)
               Purchase of LDM Germany                 (9,706)                                   (9,706)
               Purchase of Kenco Plastics,
                  net of $500 cash acquired           (26,641)                                  (26,641)
                                                    ----------    -------       -------       ----------

             NET CASH USED FOR INVESTING
                 ACTIVITIES                          (109,593)       (250)         (806)       (110,649)

             CASH FLOWS FROM FINANCING
                 ACTIVITIES
             Borrowings (to)/from affiliates           (2,054)                    2,054
             Proceeds from long-term debt
             issuance                                  65,563           3                        65,566
             Payments on long-term debt                (1,655)         (6)         (458)         (2,119)
             Net proceeds from lines of
               credit borrowings                       30,959                       702          31,661
                                                    ---------     -------       -------       ---------
             NET CASH PROVIDED (USED) BY
                 FINANCING ACTIVITIES                  92,813          (3)        2,298          95,108
                                                    ---------     --------      -------       ---------

             Net cash change                              491        (967)        1,824           1,348
             Cash at beginning of period                   12       4,598            23           4,633
                                                    ---------     -------       -------       ---------
             Cash at end of period                       $503      $3,631        $1,847          $5,981
                                                    =========     =======       =======       =========

             SUPPLEMENTAL INFORMATION:
             Depreciation and amortization            $11,235      $1,494        $1,210         $13,939
                                                    =========     =======       =======       =========

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipate," believe," "estimate," and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production, (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's pre-tax financial results for the quarter and nine months ended June 27, 1999 are more favorable than the same periods in 1998. This is the result of a strike at one of its major customers during 1998, and improved operations in its North American facilities during 1999, offset by poor results from its facility in Beienheim, Germany.

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED JUNE 27, 1999 COMPARED TO QUARTER ENDED JUNE 28, 1998

NET SALES: Net sales for the three-month period ended June 27, 1999 ("third quarter 1999") were $143.2 million, a decrease of $1.0 million, or 0.7%, from the three-month period ended June 28, 1998 ("third quarter 1998"). Third quarter 1999 net sales were comprised of $120.1 million of automotive product sales, and $23.1 million of mold sales. The sales decline is primarily the result of the DBM joint venture described previously herein, offset by a strike at a major customer, which resulted in estimated lost product sales of $6.5 million during 1998.

GROSS MARGIN: Gross margin was $24.8 million or 17.3% of net sales for the third quarter of 1999. Third quarter 1999 gross margin related to product sales was $24.1 million or 20.0% of net product sales compared to $21.9 million or 17.6% of net product sales for the third quarter of 1998. The increase in gross margin related to product sales is the result of improved operations at the Company's North American facilities and the sale of the Company's blowmolding division to the DBM Technologies joint venture offset by poor results at the Company's Beienheim, Germany facility, and a strike at a major customer during 1998. The strike resulted in estimated lost gross margin of $1.8 million. If the strike had not occurred, third quarter 1998 estimated gross margin related to product sales would have been $23.7 million or 18.1% of net product sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for third quarter 1999 were $14.6 million, or 10.2% of net sales, compared to $16.3 million, or 11.3% of net sales, for third quarter 1998. The decrease in SG&A as a percentage of net sales was the result of continued synergies as recent acquisitions are melded into the Company's internal structure.

INTEREST EXPENSE: Interest expense was $5.1 million for third quarter 1999 compared to $5.4 million for third quarter of 1998. The decreased interest expense was primarily due to the sales of LDM's interests in Como Products and the Company's blowmolding division.

INCOME TAXES: The provision for income taxes for third quarter 1999 was $1.8 million with an effective tax rate of 40.3%, as compared to $1.3 million with an effective tax rate of 47.1% for third quarter 1998. The rate difference relates principally to certain nondeductible expenses, and a change in the estimated tax rate related to the Company's Beienheim, Germany facility, during third quarter 1999.

NINE MONTHS ENDED JUNE 27, 1999 COMPARED TO NINE MONTHS ENDED JUNE 28, 1998


NET SALES: Net sales for the nine-month period ended June 27, 1999 ("Year to date June 1999") were $415.0 million, an increase of $44.6 million, or 12.0%, from the nine-month period ended June 28, 1998 ("Year to date June 1998"). Year to date June 1999 net sales were comprised of approximately $355.8 million of automotive product sales, $7.8 million of consumer and other product sales, and $51.4 million of mold sales. The sales growth is primarily the result of acquisitions described previously herein, and increased mold sales related to major launches scheduled for the Company's fiscal fourth quarter. This growth was offset slightly by a strike at a major customer during 1998, which resulted in estimated lost product sales of $6.5 million.

GROSS MARGIN: Gross margin was $71.5 million or 17.2% of net sales for Year to date June 1999. Year to date June 1999 gross margin related to product sales was $71.2 million or 19.6% of net product sales compared to $59.4 million or 17.7% of net product sales for Year to date June 1998. The increase was the result of improved operations at the Company's North American facilities and the sale of the Company's blowmolding division to the DBM Technologies joint venture, offset by poor results at the Company's Beienheim, Germany facility, and a strike at a major customer during 1998. The strike resulted in estimated lost gross margin of $1.8 million. If the strike had not occurred, Year to date June 1998 estimated gross margin related to product sales would have been $61.2 million or 17.9% of net product sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for Year to date June 1999 were $45.4 million, or 10.9% of net sales, compared to $42.0 million, or 11.3% of net sales, for Year to Date June 1998.

INTEREST EXPENSE: Interest expense was $16.0 million for Year to date June 1999 compared to $14.4 million for Year to date June 1998. The increased interest expense was primarily due to the incurrence of additional debt related to the acquisitions, offset by divestitures, described elsewhere herein.

INCOME TAXES: The provision for income taxes for Year to date June 1999 was $4.8 million with an effective tax rate of 67.3.%, as compared to $2.9 million with an effective tax rate of 48.3% for Year to date June 1998. The rate difference relates principally to certain nondeductible expenses, and a change in the estimated tax rate related to the Company's Beienheim, Germany facility due to operational losses to date.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes that its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources, including cash flow from operations and additional indebtedness. As of June 27, 1999, the Company had $172.2 million of long-term debt outstanding, $40.6 million of revolving loans and current maturities of long-term debt outstanding and $19.2 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities Year to date June 1999 was $24.4 million compared to $16.9 million Year to date June 1998. The increase in cash provided by operating activities was the result of the sales growth and improved operating results described above.

Capital expenditures Year to date June 1999 were $15.7 million compared to $7.7 million Year to date June 1998. The Company believes its capital expenditures will be approximately $18.0 million in fiscal year 1999. The majority of the Company's fiscal 1999 capital expenditures will be used to facilitate new programs launching in fiscal 1999, and continue installation of a new enterprise-wide information system at all plant facilities. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

With regard to its information technology exposures, to date the Company has completed its remediation phase as well as testing and implementation, as of July 31, 1999.

The remediation of operating equipment is significantly more difficult than the remediation of the information technology systems because some of the manufacturers of that equipment are no longer in business. The Company is complete in the remediation phase of its operating equipment. Testing of this equipment is also more difficult than the testing of information technology systems; as a result, the Company is 75% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. Testing and implementation of affected equipment is expected to be complete by September 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company's accounts receivable system interfaces directly with significant customers. The Company has completed work with these customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant. The Company has completed its remediation efforts on these systems and is 100% complete with the testing phase. Implementation is 75% complete and is expected to be complete by July 31, 1999. The Company understands that these key customers are in the process of making their accounts payable systems Year 2000 compliant. Each customer queried believed that its payables system would be Year 2000 compliant by the end of 1999.

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

COST

The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $7 million, and is being funded through operating cash flows. To date, the Company has incurred approximately $5.6 million ($1.5 million expensed and $4.1 million capitalized for new systems and equipment), related to all phases of the Year 2000 project. The remaining $1.4 million of estimated project costs relates to repair of hardware and software, and implementation consulting fees which will be expensed as incurred.

RISKS

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would experience difficulties taking customer orders, manufacturing and shipping products, invoicing customers, or collecting payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

The Company has contingency plans for certain critical applications, and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

YEAR 2000 DISCLOSURE CHART

----------------------------- -------------------- ---------------------- --------------------- ----------------------
                                  ASSESSMENT            REMEDIATION             TESTING            IMPLEMENTATION
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Information Technology        100% complete        100% complete          100% complete         100% complete

----------------------------- -------------------- ---------------------- --------------------- ----------------------
Operating Equipment with      100% complete        100% complete          75% complete          75% complete
Embedded Chips or Software
                                                                          Expected completion   Expected completion
                                                                          date, September 1999  date, September 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Products                      100% complete        100% complete          100% complete         100% complete
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Third Party                   100% complete for    100% complete for      100% complete for     100% complete for
                              system interface;    system interface       system interface      system interface
                              80% complete for
                              all other material   Develop contingency                          Implement
                              exposures            plans as                                     contingency plans or
                                                   appropriate, June                            other alternatives
                                                   1999                                         as necessary,
                                                                                                September 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------

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


                                     LDM TECHNOLOGIES, INC.


                                     By:  /s/ G. E. Borushko
                                     --------------------------------
                                           Gary E. Borushko
                                           Chief Financial Officer

                                          /s/ B. N. Frederick
                                     --------------------------------
                                           Bradley N. Frederick
                                           Chief Accounting Officer

                                           Date:  August 11, 1999

                                INDEX TO EXHIBITS


   EXHIBIT NO.                                   DESCRIPTION
   -----------                             -----------------------
      27                                   Financial Data Schedule