Form 10-K405
period 1999-09-26
LDM TECHNOLOGIES INC
filed 1999-12-27
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 26, 1999.

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of December 17, 1999, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                                     PART I

Item 1.      Business

GENERAL

    LDM Technologies, Inc. (the "Company" or "LDM") is a leading Tier 1 designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under the hood components supplied primarily to North American automotive original equipment manufacturers (OEMs). Suppliers that sell directly to OEMs are referred to herein as "Tier 1" suppliers. The Company is a full service supplier with advanced computer design and engineering capabilities that have enabled it to penetrate OEM new product programs during the concept stage of the product life cycle and promote long-term customer relationships. The Company operates a Design Center in Auburn Hills, Michigan to enhance its conceptual design and development capabilities.

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

    In fiscal year 1997 the Company completed its acquisition of substantially all the assets of Molmec, Inc., a manufacturer of under the hood products (the "Molmec" Acquisition). The Company also completed its acquisition of Aeroquip's Kendallville, Indiana facility in fiscal year 1997 (the "Kendallville" Acquisition).

    On September 30, 1997, the Company purchased the entire voting stock of Kenco Plastics, Inc., a manufacturer of blowmolded under the hood products (the "Kenco" Acquisition). On November 25, 1997, the Company acquired the business and certain net assets of Aeroquip-Vickers International GmbH (the "Beienheim" Acquisition). The business is located in Beienheim, Germany and manufactures interior and under the hood products, primarily for European OEM's. On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively the "HPG" Acquisition). HPG is a manufacturer of under the hood and functional products for sale to OEM's and Tier I automotive suppliers.

    Effective as of December 31, 1998, the Company entered into a joint venture (the DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the joint venture and leased all machinery and equipment of the Kenco business to the joint venture. Subsequent to September 26, 1999, the Company sold the machinery and equipment of the Kenco business to the joint venture.

    On April 15, 1999, the Company sold a majority of its ownership stake in Como Products to an independent third party. Como is a producer of injection molded plastic consumer products. The sale was made to allow management to narrow its focus on the Company's core automotive business.

    Through a combination of the acquisitions and divestitures described above and internal growth, the Company's net sales and EBITDA have increased from approximately $221.0 million and $21.3 million, in fiscal year 1995 to approximately $507.1 million and $42.6 million, respectively, on a proforma basis in fiscal year 1999, which represents compound annual growth rates of 23% and 19%, respectively.

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

CONSUMER PRODUCTS
    G.L. Industries of Indiana, Inc. (d/b/a Como Products ("Como")), a manufacturer of consumer and office products, was acquired by the Company in 1993. Como is a manufacturer of plastic injection molded products for the electronics, computer, television, office furniture, appliance, transportation and business machine markets. Como's extensive finishing capabilities include painting, EMI/RFI shielding, hot stamping, induction bonding, pad printing and machining of molded parts. With injection molding machines ranging from 230 tons to 3,000 tons, Como has the ability to produce a broad range of molded parts, including injection molded, structural foam and counter pressure structural foam parts. Como sales represented approximately 4.2% of the Company's fiscal year 1998 net product sales.

    On April 15, 1999, the Company sold a majority of its ownership stake in Como Products to an independent third party. The sale was made to allow management to concentrate its focus on the Company's core automotive business.

CUSTOMERS

    The Company's principal customers are Ford, General Motors and DaimlerChrysler for which it supplies components and subassemblies for a variety of light duty trucks, minivans and passenger cars. While the Company's products are generally used on a diverse group of over 60 models, the Company's sales and marketing efforts have been directed toward those sectors of the automotive market which have experienced strong consumer demand and growth in sales. The Company supplies components and subassemblies for a variety of light duty trucks, sport utility vehicles, minivans and passenger cars.
    The approximate percentage of net production sales to the principal customers of the Company for the twelve-month period ended September 26, 1999 are shown below:


                                                                             Year Ended
                                                                         September 26, 1999
                                                                         ------------------
Ford ....................................................................       35.5%
General Motors ..........................................................       32.6%
DaimlerChrysler..........................................................        4.9%
Other Automotive.........................................................       25.1%
Other Non-Automotive.....................................................        1.9%
                                                                               ------
          Total..........................................................      100.0%
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


Customer                                                               Model
----------------------------------------------------------------------------
General Motors-truck..........................................         Astro/Safari
                                                                       Blazer/Bravada/Jimmy
                                                                       Sonoma Pick-up/S10 Pick-up
                                                                       GMC Sierra/Silverado
                                                                       Venture/Silhouette/Trans Sport
                                                                       Yukon
                                                                       Suburban
                                                                       Tahoe
                                                                       Escalade
                                                                       Denali

General Motors-car............................................         Grand Am
                                                                       Alero
                                                                       Aurora/Riviera
                                                                       Cavalier/Sunbird/Sunfire
                                                                       Corvette
                                                                       Firebird/Camaro
                                                                       Grand Prix/Cutlass
                                                                       Impact
                                                                       Intrigue
                                                                       Lumina
                                                                       Malibu
                                                                       Monte Carlo
                                                                       Park Avenue
                                                                       Saturn/Z
                                                                       Seville
                                                                       Astra (Opel)
                                                                       Vectra (Opel)
                                                                       Park Avenue
                                                                       Bonneville
                                                                       Regal
                                                                       Impala
                                                                       Envoy
                                                                       Zaphira (Opel minivan)

Ford-truck....................................................         Econoline
                                                                       Expedition
                                                                       Explorer
                                                                       F-Series Truck (PN96/PN102/PN131)
                                                                       Ranger
                                                                       Villager/Quest
                                                                       Windstar
                                                                       Navigator
                                                                       Excursion

Ford-car......................................................         Continental
                                                                       Contour/Mystique/Mondeo
                                                                       Crown Victoria/Grand Marquis
                                                                       Escort (US and Europe)
                                                                       Mark VIII
                                                                       Mustang
                                                                       Cougar /Lincoln LS
                                                                       Taurus/Sable

                                                                       Town Car
                                                                       Focus/Entry
                                                                       Jaguar X200

Daimler/Chrysler-truck........................................         Caravan/Voyager/Town & Country
                                                                       Dakota
                                                                       Grand Cherokee
                                                                       Ram Pick-up/Van
                                                                       Durango
                                                                       Wrangler

Daimler/Chrysler-car..........................................         Avenger/Sebring
                                                                       Breeze/Cirrus/Stratus
                                                                       Concord/Intrepid
                                                                       LHS 1300
                                                                       Neon
                                                                       Viper
                                                                       Mercedes ML55/270/320

Volkswagen....................................................         A3 (Audi)
                                                                       A4 (Audi)
                                                                       A6 (Audi)


DESIGN AND PRODUCT ENGINEERING

    The Company is a full service Tier I supplier with advanced engineering capabilities which enable it to design innovative, high-quality products that provide value to its customers. The Company has a Design Center in Auburn Hills, Michigan to provide an environment for trend-setting conceptual design and product development. The Company has made other significant investments in conceptual design capabilities that allow it to participate in the earliest stages of programs. For instance, the Company has embraced computer-aided simulation directly linked to customer computer networks as a means to reduce the cost and time required to develop new products. The industrial design activity has augmented the Company's traditional modeling methods with computer-aided technology which reduces staff requirements as well as simplifying the integration of design and engineering functions. The Company has transitioned from computer-aided design shell to solid modeling which provides a direct link to rapid prototyping. The Company's design staff employs state-of-the-art ALIAS and CATIA computer software and hardware to provide three-dimensional virtual modeling and product animation. Analytical tools employed include finite element analysis for structural analysis, kinematics for mechanisms, computational fluid dynamics for airflow studies and moldfilling analysis for injection molding optimization and warp prediction.

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

    The Company has been recognized as a quality supplier by its OEM customers and has received Ford's Q1 Award and has been nominated for DaimlerChrysler's Pentastar Award. The majority of the Company's facilities are QS 9000 certified and the remaining facilities are in the process of being certified.

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

COMPETITION

    The automotive supplier industry in which the Company competes is highly competitive. A large number of actual or potential competitors exist including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include: Progressive Dynamics Inc., Summit Polymers Inc. and Manchester Plastics, a business unit of Collins & Aikman Corporation, in instrument panel components; Magna International Inc., and Venture Holdings Corporation, in exterior trim components; and Key Plastics Inc. and Lacks Industries in under-the-hood components.

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

EMPLOYEES

    As of September 26, 1999, the Company's workforce included 3,567 employees, of which 626 were salaried workers, and 2,941 were hourly workers including temporary and part-time employees. The Company has 375 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 2001. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

Item 2.  Properties

    The Company conducts molding, painting and assembly operations in approximately 1.9 million square feet of space in a total of 25 manufacturing locations. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. Detail of each manufacturing location is scheduled below:


LOCATION                                     OWNED/LEASED         SQUARE FOOTAGE
---------                                    ------------         --------------
Circleville, OH                                 Owned                 71,300
Napoleon, OH                                    Leased               150,000
Franklin, TN                                    Owned                122,000
Kendallville, IN                                Owned                 60,000
Byesville, OH                                   Owned                160,000
Leamington, Ontario, Canada                     Owned                200,000
New Hudson, MI                                  Owned                 57,900
Hartland, MI                                    Owned                 44,600
Fowlerville, MI                                 Owned                 65,000
Clarkston, MI                                   Owned                 21,600
Croswell, MI                                    Leased                80,900
St. Clair, MI                                   Leased                35,000
St. Clair, MI                                   Leased                29,100
Harlingen, TX                                   Leased                42,900
Port Huron, MI                                  Leased                71,000
Port Huron, MI                                  Leased                71,000
Beienheim, Germany                              Leased               140,000


    The Company's principal executive offices and design and engineering staff are located in a building owned by the Company in Auburn Hills, Michigan. The Company believes that its facilities and equipment are in good condition and are adequate for the Company's present and anticipated future operations.

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

Item 6.      Selected Financial Data

                             Summary Financial Data
                             (dollars in thousands)

The following table sets forth summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 24, 1995, September 29, 1996, September 28, 1997, September 27, 1998, and September 26, 1999. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.


                                            SEPT. 24      SEPT. 29     SEPT. 28      SEPT. 27      SEPT. 26
                                              1995          1996         1997           1998          1999
                                            ---------     ---------    ---------     ---------     ---------
              Statement of operations
                data
                Net sales                   $ 220,991     $ 217,759    $ 293,020     $ 483,224     $ 530,498
                Cost of sales                 182,408       182,896      240,929       404,001       441,514
                Gross margin                   38,583        34,863       52,091        79,223        88,984
                Selling, general and
                   administrative
                   expenses                    23,515        26,418       35,562        56,607        63,401
                Interest expense                3,178         3,280       11,076        19,814        21,067
                Impairment of
                long-lived                                                              10,523
                     assets
                Income (loss) from
                   continuing
                   operations,
                   before extraordinary
                   item                         6,248         1,173        3,063        (7,067)         (761)

              Other financial data
              Cash flows from operating
                   activities               $  14,788     $  12,912    $   9,336     $  19,547     $  26,611
              EBITDA (a)                       21,261        16,473       28,182        42,598        45,136
              Depreciation and
                   amortization                 6,778         8,006       11,955        19,866        22,025
              Capital expenditures             15,150        20,286       12,776        14,143        22,003
              Ratio of earnings to
                    fixed charges(b)              3.9           1.9          1.4            .6           1.1
              Ratio of EBITDA to
                    interest expense              6.7           5.0          2.5           2.2           2.1
                Ratio of debt to EBITDA           2.1           3.1          4.5           5.3           4.7


              Balance sheet data
                Cash                        $   1,138     $   2,122    $   4,632     $   3,317     $   4,317
                Total assets                  107,655       119,125      212,187       327,651       312,143
                Total debt                     44,936        51,786      126,770       224,444       213,102
                Stockholder's equity           23,635        17,323       20,386        13,358        12,920

 (a) EBITDA is defined as income (loss) from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be used as, an indicator or alternative to operating income, net income (loss) or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and may not be comparable to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:



                                                                        AUDITED
                                          ---------------------------------------------------------------------
                                            SEPT. 24      SEPT. 29      SEPT. 28      SEPT 27       SEPT. 26
                                              1995          1996          1997          1998          1999
                                            ---------     --------      --------      --------      --------
             Net Income (loss)               $ 6,334       $ 1,869       $ 3,063       $(7,067)      $  (761)
             Add (deduct) the following:
               Extraordinary Item                  -          (754)            -             -
               Discontinued operations           (87)           58             -             -
               Adjustment for
                  impairment of                    -             -             -        10,523
                  long-lived assets
               Provision (credit) for
                   income taxes                5,058         4,014         2,088          (538)        2,805
               Interest expense                3,178         3,280        11,076        19,814        21,067
               Depreciation and
                   amortization                6,778         8,006        11,955        19,866        22,025
                                             -------       -------       -------       -------       -------
             EBITDA                          $21,261       $16,473       $28,182       $42,598       $45,136
                                             =======       =======       =======       =======       =======


(b) For purposes of the ratio of earnings to fixed charges, (i) earnings include income from continuing operations before the following: income taxes, extraordinary items, minority interests, and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and the portion of rental expense that the Company believes to be representative of interest. For the year ended September 27, 1998, earnings were inadequate to cover fixed charges by $7,966.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipate," "believe," "estimate," and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production, (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

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

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED SEPTEMBER 26, 1999 COMPARED TO YEAR ENDED SEPTEMBER 27, 1998

NET SALES: Net sales for fiscal year 1999 were $530.5 million, an increase of $47.3 million, or 9.8%, from $483.2 million in fiscal year 1998. For fiscal year 1999, net sales were comprised of $460.1 million of automotive product sales, $7.8 million of consumer and other product sales, and $62.6 million of mold sales.

Automotive product sales in fiscal year 1999 were $460.1 million, an increase of $39.2 million, or 9.3%, from $420.9 million in fiscal year 1998. This is the result of recognizing a full year of HPG sales offset by the loss of nine months of blowmolding sales due to the DBM joint venture. Consumer and other product sales were $7.8 million in fiscal year 1999, compared to $18.1 million in fiscal year 1998. This decrease of $10.3 million, or 56.9%, is the result of LDM's sale of Como Products on April 15, 1999. Mold sales in fiscal year 1999 were $62.6 million, an increase of $18.3 million, or 41.3% from $44.3 million in fiscal year 1998. The increase is due to certain programs that have launched during the Company's fiscal fourth quarter. 1999 mold sales were comprised of $61.7 million of automotive mold sales and $0.9 million of consumer and other mold sales.

GROSS MARGIN: Gross margin was $89.0 million, or 16.8% of net sales, for fiscal year 1999 compared to $79.2 million, or 16.4% of net sales, for fiscal year 1998.

Gross margin related to automotive product sales was $86.9 million, or 18.9% of net automotive product sales in fiscal year 1999 compared to $75.8 million or 18.0% of net automotive product sales in fiscal year 1998.

Gross margin related to consumer and other sales was $0.2 million, or 0.3% of net consumer and other sales in fiscal year 1999 compared to $0.2 million or 0.2% of net consumer and other sales in fiscal year 1998.

Gross margin related to mold sales was $1.9 million or 3.0% of mold sales in fiscal year 1999 compared to $3.2 million or 7.2% of mold sales in fiscal year 1998.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal 1999 were $63.4 million, or 12.0% of net sales, compared to $56.6 million, or 11.7% of net sales, for fiscal year 1998.

INTEREST EXPENSE: Interest expense was $21.1 million for fiscal year 1999, compared to $19.8 million for fiscal year 1998.

INCOME TAXES: The provision for income taxes for fiscal year 1999 was $2.8 million with an effective tax rate of 137.2%, as compared to a tax benefit of $0.5 million with an effective tax benefit rate of 6.8% for fiscal year 1998. The low effective benefit rate and high effective tax rate is the result of certain non-deductible expenses and foreign tax in excess of foreign tax credits.

DBM TECHNOLOGIES JOINT VENTURE: On December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the joint venture at an amount equal to the net book value of the net current assets. The sales price of the net current assets approximated $8.8 million.

The Company leased all machinery and equipment of the Kenco business to the joint venture, and is subleasing to the joint venture all real properties in the Kenco operations.

Under terms of the agreement, the Company provided a subordinated $1.8 million loan to the joint venture and guaranteed $1.0 million of the joint venture line of credit borrowings. As a result of these terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company has recorded 100% of the joint venture losses as equity losses.

Subsequent to September 26, 1999, the Company sold to the joint venture the machinery and equipment previously leased to the joint venture. Proceeds from the sale approximated $10.3 million, the equipment's net book value. Proceeds included $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from the joint venture. As part of this transaction, the joint venture's line of credit borrowings were refinanced which released the Company from the $1.0 million guarantee discussed above.

SALE OF COMO PRODUCTS: On April 15, 1999, all of the assets and liabilities of GL Industries of Indiana, Inc. (d/b/a Como Products), a 75% owned subsidiary of the Company, were sold to New GLI, Inc., an Indiana corporation, which is now doing business as "Como Products." A new independent partner joined the business (New GLI) and purchased all but 36.75% of the Company's stake in New GLI for a minimal amount. Under terms of the purchase agreement, the Company accepted a subordinated note from New GLI for approximately $0.5 million, which represents previous loans, accrued interest, and working capital advances from the Company to Como. The note has been fully reserved on the Company's books.

The Company's ownership percentage in New GLI has become less than 50%. As a result, New GLI's results are reported as equity earnings. As part of this transaction, the Company was released from all guarantees on Como's line of credit borrowings.

YEAR ENDED SEPTEMBER 27, 1998 COMPARED TO YEAR ENDED SEPTEMBER 28, 1997

NET SALES: Net sales for fiscal year 1998 were $483.2 million, an increase of $190.2 million, or 64.9% from $293.0 million in fiscal year 1997. For fiscal year 1998, net sales, before intercompany elimination of $.1 million, were comprised of $420.9 million of automotive product sales, $18.1 million of consumer and other product sales, and $44.3 million of mold sales. A strike at the General Motors Corporation during fiscal year 1998 resulted in estimated lost automotive product sales of approximately $13.0 million.

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

Gross margin related to automotive product sales was $75.8 million, or 18.0% of net automotive product sales in fiscal year 1998 compared to $50.2 million or 20.6% of net automotive product sales in fiscal year 1997. A strike at General Motors Corporation during fiscal year 1998 resulted in estimated lost gross margin of approximately $3.5 million. If the strike at General Motors had not occurred, gross margin related to product sales would have approximated $79.3 million or 18.8% of net automotive product sales. The remaining decrease in gross margin as a percentage of net product sales relates to gross margins at Kenco and Beienheim being lower than achieved historically at the Company.

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

INTEREST EXPENSE: Interest expense was $19.8 million during fiscal year 1998, compared to $11.1 million for fiscal year 1997. The increased interest expense is the result of a full year's effect of the issuance of $110.0 million Senior Subordinated Notes in January 1997, and additional indebtedness assumed in fiscal year 1998 related to acquisitions. The Kenco Acquisition ($27.1 million) and the Beienheim Acquisition ($9.7 million) were financed with the Company's existing Senior Revolving Credit Facility. The HPG Acquisition ($69.0) million was financed with the proceeds of a new $66.0 million Senior Term Credit Facility and the existing Senior Revolving Credit Facility.

INCOME TAXES: The benefit for income taxes for fiscal year 1998 was $0.5 million with an effective tax benefit rate of 6.8%, as compared to a provision of $2.1 million with an effective tax rate of 41.7% for fiscal year 1997. The lower effective benefit rate is the result of certain non-deductible expenses, foreign tax in excess of foreign tax credits, and establishment of valuation allowances against deferred tax assets at Como and LDM Technologies GmbH. These are partially offset by the settlement of a prior year income tax audit.

ACQUISITION OF KENCO: On September 30, 1997 the Company acquired the entire outstanding voting stock of Kenco Plastics, Inc. of Michigan, Kenco Plastics, Inc. of Kentucky and the business and net tangible assets of Narens Design and Engineering, Inc. (collectively referred to herein as "Kenco") for approximately $27.1 million in cash. The acquisition was financed with additional borrowings under the Company's Senior Credit Facility. Kenco designs and manufactures a full range of blow molded plastic parts including HVAC components, air induction components, functional components and fluid reservoirs at six manufacturing locations located in Michigan, Kentucky and Tennessee.

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

ACQUISITION OF HURON PLASTICS: On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively "HPG") for $69.0 million in cash and the assumption of certain liabilities. The acquisition was financed with proceeds from a new $66 million Senior Term Credit Facility and additional borrowings under the Company's existing Senior Revolving Credit Facility. HPG designs and manufactures under the hood and functional injection molded plastic parts at six manufacturing facilities located in Michigan and Texas.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of September 26, 1999 the Company had $179.8 million of long-term debt outstanding and $18.3 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in fiscal year 1999 was $26.6 million compared to $19.5 million of cash provided by operating activities in the same period in 1998. The increase in cash provided by operating activities was primarily the result of increased gross margins.

Capital expenditures for fiscal year 1999 were $22.0 million compared to $14.1 million for fiscal year 1998. Fiscal 1999 capital expenditures include several injection molding machines and secondary equipment, as well as new hardware and software related to a common mainframe computer system implemented throughout the entire organization.

The Company believes its capital expenditures (exclusive of any potential acquisitions) will be approximately $20.0 million in each of the fiscal years ended September 2000, 2001, and 2002. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

ENVIRONMENTAL:

The Company was named as a Defendant in a lawsuit in connection with a failed landfill in Byesville, Ohio. The lawsuit sought contribution from the Company as a potentially responsible party for allegedly generating waste that was disposed of at the landfill. During fiscal year 1999, the Company settled this matter for a nominal amount. The Company also received a letter from a group of corporations which have entered into an agreement with the USEPA to prepare a remedial design for curing a failed landfill site in Circleville, Ohio. The Company was identified as a potentially responsible party for alleged waste disposal at the Circleville landfill. The Company believes that, based on the available information, the ultimate liability with respect to these issues will not materially exceed the $50,000 it has recorded.

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

The Company determined that it was required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that modifications or replacements of existing software and certain hardware have mitigated, the Year 2000 issue. However other matters related to the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) were at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

For its information technology exposures, the Company has completed all phases and has fully implemented Year 2000 compliant hardware and software. The Company has also completed all phases and has upgraded all operating equipment to be Year 2000 compliant.


NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

The Company's accounts receivable system interfaces directly with significant customers. The Company has worked with these customers to ensure that the Company's systems that interface directly with third parties are Year 2000 compliant. We understand that these key customers are in the process of making their accounts payable systems Year 2000 compliant. Each customer queried believed that its payable system would be Year 2000 compliant by the end of 1999.

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

COST

The Company has utilized both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project approximated $7 million, and was funded through operating cash flows. The total expenditures were comprised of $4 million of new hardware, software, and operating equipment which was capitalized and the remaining $3 million relates to repairs and implementation costs which were expensed as incurred.

RISKS

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed all necessary phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

The Company has contingency plans for critical applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

YEAR 2000 DISCLOSURE CHART

----------------------------- -------------------- ---------------------- --------------------- ----------------------
                                  ASSESSMENT            REMEDIATION             TESTING            IMPLEMENTATION
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Information Technology        100% complete        100% complete          100% complete         100% complete
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Operating Equipment with      100% complete        100% complete          100% complete         100% complete
Embedded Chips or Software
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Products                      100% complete        100% complete          100% complete         100% complete
----------------------------- -------------------- ---------------------- --------------------- ----------------------
Third Party                   100% complete        100% complete          100% complete         100% complete

                                                                                                Implement
                                                                                                contingency plans or
                                                                                                other alternatives
                                                                                                as necessary,
                                                                                                December 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------

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

In Canada, the Company operates in both the U.S. and the Canadian dollar, and is funded by a U.S. dollar loan from the parent Company. The functional currency is the U.S. dollar. The Company is exposed to exchange gains or losses on current assets and liabilities denominated in the Canadian dollar.

In Germany, the functional currency is the German mark, in which all operating cash-flows are denominated. The German operation is also funded by a U.S. dollar loan from the parent Company. The Company is exposed to exchange gains or losses on current assets and liabilities denominated in the German mark.

As of September 26, 1999, the Company's net assets subject to foreign currency translation risk is $4,801. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $480.

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


                                 2000       2001       2002       2003        2004     Thereafter     Total       FMV
                                 ----       ----       ----       ----        ----     ----------     -----       ---
Fixed rate (maturity)              -          -          -          -          -        $110,000    $110,000   $103,400
Fixed rate % (average)                                                                     10.75%      10.75%
Variable rate (maturity)        $44,840    $11,543    $38,129    $ 520      $ 540       $  7,530    $103,102   $103,102
Variable rate % (future            7.62%      7.62%      7.62%    7.62%      7.62%          7.62%       7.62%
rates)

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

    Not Applicable

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

    The names and ages of all executive officers and directors of the Company are as follows:


                                                                     HAS                            SERVED
                                                                     IN                            POSITION
     NAME                              AGE                        POSITION                           SINCE
   -------------------------           ---                        --------                           -----
   Joe Balous...............            74         Chairman of the Board, Secretary and Director     1985
   Richard J. Nash..........            55         Chief Executive Officer and Director              1985
   Robert C. Vamos..........            53         President                                         1997
   Gary E. Borushko.........            54         Chief Financial Officer                           1987
   Gordon F. Steil..........            50         Vice President of Engineering                     1991
   William Kessler..........            53         Vice President of Development                     1993
   Vincent P. Buscemi.......            51         Group Vice President - Sales                      1991
   Michael T. Heneka........            52         Group Vice President - Sales                      1991

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

Item 11.     Executive Compensation

    The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 1999.


                                          SUMMARY COMPENSATION TABLE 1(1)
                                                                              OTHER ANNUAL                  ALL OTHER
                     NAME                    YEAR      SALARY       BONUS      COMPENSATION               COMPENSATION
      ---------------------------------      ----    ---------  -----------  ---------------------   -----------------
      Richard J. Nash                        1999    $ 850,000  $ 1,000,000                --               $ 5,000(2)
      Chief Executive Officer and Director   1998      550,000    1,000,000                --                 3,750(2)
                                             1997      550,000    1,050,000                --                 3,562(2)

      Joe Balous                             1999           --           --        $1,595,000(3)                 --
      Chairman of the Board and Secretary    1998           --           --         1,340,000(3)                 --
                                             1997           --           --         1,420,000(3)                 --
                                                                                                                 --
      Gary E. Borushko                       1999      263,344      185,000
      Chief Financial Officer                1998      230,015      361,700                --                    --
                                             1997      202,923      450,000                --                    --

      Robert C. Vamos                        1999      298,077      135,000                                   5,000(2)
      President                              1998      289,075      100,000                --                $1,000(2)
                                             1997      185,353      100,000                --                    --

      Vincent P. Buscemi                     1999      190,550       35,640            96,000(4)                 --
      Group Vice President - Sales           1998      190,531       45,000            96,000(4)                 --
                                             1997       45,000        9,000           376,692(4)                 --

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

Item 13.   Certain Relationships and Related Transactions.

The Company and its two stockholders entered into a stock redemption agreement which provides that upon the death of either stockholder, the Company is required to purchase, and their respective estates are required to sell, all of the capital stock of the Company owned by such stockholder, as the case may be, at a price equal to $50.0 million, which amount would be payable upon receipt of the proceeds of life insurance policies owned by the Company on each of the lives of the stockholders. Pursuant to the terms of the stock redemption agreement, the Company is required to maintain life insurance policies of $50.0 million on the lives of Mr. Nash and Mr. Balous. The annual premiums for such policies of insurance are approximately $2,200,000.

    During 1998, Como transferred equipment with a net book value of approximately $609,000 to LDM. In exchange for the equipment, LDM relieved Como of its liability for accrued corporate charges and other accounts payable of approximately $604,000, which had been included in Como's accrued liabilities in prior years.

    During fiscal year 1999, the Company paid consulting fees of $1,595,000 to a management company owned by Joe Balous. The nature of the services performed by Mr. Balous are development of corporate policy and strategic planning, integration of recent acquisitions, and overseeing facilities construction and leasehold improvements.

    In September 1996, the Company entered into a five-year lease for its Troy offices with Messrs. Nash and Balous and a relative of one of them. Monthly rent expense pursuant to this lease was $15,000 per month. In July of 1997 the Company terminated the lease for the Troy offices and purchased Mr. Nash's interest in the office for $714,000. In November 1998, Joe Balous acquired LDM's 50% interest in the Troy office for $625,000.

    The terms of these leases are not the result of arms-length bargaining; however, the Company believes that such leases and other transactions described above are on terms no less favorable to the Company than could be obtained if such leases, transactions or arrangements were arms-length transactions with non-affiliated persons.

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

           Consolidated Balance Sheets at September 26, 1999 and September 27, 1998.

           Consolidated Statements of Income for each of the years in the three-year period ended September 26, 1999.

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 26, 1999.

           Notes to Consolidated Financial Statements.

           All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                     EXHIBITS

               The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819). The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997. The Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-K of the Company dated December 28, 1998. These are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement, Form 10-K or Form 8-K Report.



EXHIBIT
 NUMBER           DESCRIPTION OF EXHIBITS

   3.1            Articles of Incorporation of LDM Technologies, Inc. (the
                  "Company"), as amended [3.1]*
   3.2            By-laws of the Company [3.5]*
   4.1            Indenture dated as of January 15, 1997 by and among the
                  Company, LDM Holdings, LDM Partnership, LDM Canada and IBJ
                  Schroder Bank & Trust Company, as Trustee [4.1]*
   4.2            Form of 10 3/4% Senior Subordinated Note Due 2007, Series B
                  [4.2]* 4.3 Form of Guarantee [4.3]*
   10.1(a)        Loan and Security Agreement dated as of January 22, 1997
                  ("Loan Agreement") by and between the Company, as Borrower, and BankAmerica Business Credit, Inc. ("BankAmerica"), as
                  Agent for the Lenders [10.2]*
   10.1(b)        First Amendment to Loan Agreement dated May 1, 1997.
                  [10.1(b)]***
   10.1(c)        Amendment No. 2 and Affirmation of Guaranties to Loan
                  Agreement dated as of July 14, 1997. [10.1(c)]***
   10.1(d)        Amendment No. 3 and Affirmation of Guaranties to Loan
                  Agreement dated as of September 30, 1997. [10.1(d)]***
   10.1(e)        Amendment No. 4 and Affirmation of Guaranties to Loan
                  Agreement dated as of November 25, 1997. [10.1(e)]***
   10.2           Intellectual Property Security Agreement dated as of January
                  22, 1997 made by the Company in favor of BankAmerica, as Agent for Lenders [10.4]*
   10.3           Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan corporation, and Kenco Plastics, Inc., a Kentucky corporation, and Narens
                  Design & Engineering Co., a Michigan corporation, dated
                  September 30, 1997 [1].**
   10.4           Asset Purchase Agreement between LDM Technologies, Inc. (a
                  Michigan corporation) and DBM Technologies, LLC (a Michigan limited liability company) dated December 31, 1998.
   10.5           Asset Purchase Agreement between GL Industries, Inc. (an
                  Indiana corporation) and New GLI, Inc. (an Indiana
                  corporation) dated April 15, 1999.
   11             Statement of Ratio of Earnings to Fixed Charges
   21             Subsidiaries and Affiliates of the Company
   27             Financial Data Schedule

                  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant for the quarter ended September 29, 1997.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-seventh day of December, 1999.

                                  LDM TECHNOLOGIES, INC.

                                  By:      /s/ Richard J. Nash
                                           --------------------------
                                           Richard J. Nash
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  By:      /s/ Gary E. Borushko
                                           --------------------------
                                           Gary E. Borushko
                                           (Chief Financial Officer)

                                  By:      /s/ Brad N. Frederick
                                           --------------------------
                                           Brad N. Frederick
                                           (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 1997.

Signature                                                    Title
---------                                                    -----
/s/ Joe Balous                                               Director
-----------------------------
Joe Balous

/s/ Richard J. Nash                                          Director
-----------------------------
Richard J. Nash

                         Report of Independent Auditors

Board of Directors of LDM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 26, 1999 and September 27, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 26, 1999 and September 27, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 26, 1999 in conformity with generally accepted accounting principles.

Detroit, Michigan                                      ERNST & YOUNG LLP
December 17, 1999

                             LDM Technologies, Inc.

                           Consolidated Balance Sheets

                 (in thousands, except share and per share data)



                                                                           SEPTEMBER 26,          SEPTEMBER 27, 1998
                                                                               1999
                                                                         ------------------       -------------------
                      ASSETS
                      Current assets:
                       Cash                                              $           4,317        $            3,317
                       Accounts receivable                                          79,434                    81,781
                       Inventories                                                  20,783                    24,069
                       Mold costs                                                   12,706                    22,510
                       Prepaid expenses                                              1,960                     2,030
                       Refundable income tax                                         1,385                     1,251
                       Deferred income taxes                                         1,947                     2,403
                                                                         -----------------        ------------------
                      Total current assets                                         122,532                   137,361

                      Net property, plant and equipment                            121,116                   118,201
                      Equity investments in affiliates                               2,091                     1,098
                      Note receivable from affiliate                                   895
                      Goodwill, net of accumulated amortization of
                      $10,358 in 1999 and $5,620 in 1998                            59,688                    64,047
                      Debt issue costs, net of accumulated
                      amortization of
                       $2,969 in 1999 and $1,521 in 1998                             5,126                     6,303
                      Other                                                            695                       641
                                                                                                  ------------------
                                                                         =================
                      Total assets                                       $         312,143        $          327,651
                                                                         =================        ==================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     Current liabilities:
                      Lines of credit and revolving loan                 $          33,276        $           39,139
                      Accounts payable                                              55,120                    54,451
                      Accrued liabilities                                           21,575                    22,476
                      Accrued compensation                                           7,988                    10,097
                      Advance mold payments from customers                                                     1,036
                      Income taxes payable                                                                       850
                      Current maturities of long-term debt                          11,564                    13,631
                                                                         -----------------        ------------------
                     Total current liabilities                                     129,523                   141,680

                     Long-term debt due after one year                             168,262                   171,674
                     Deferred income taxes                                           1,438                       939

                     Stockholders' equity:
                      Common stock ($.10 par value; 100,000 shares
                       authorized, 600 shares issued and outstanding)                    -                         -
                      Additional paid in capital                                        94                        94
                      Retained earnings                                             12,525                    13,286
                      Accumulated other comprehensive income (loss)                    301                      (22)
                                                                         -----------------        ------------------
                     Total stockholders' equity                                     12,920                    13,358
                                                                         =================        ==================
                     Total liabilities and stockholders' equity          $         312,143        $          327,651
                                                                         =================        ==================


See accompanying notes.

                             LDM Technologies, Inc.

                      Consolidated Statements of Operations

                                 (in thousands)


                                                                                YEARS ENDED
                                                           SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 28,
                                                                1999              1998              1997
                                                          ----------------- ----------------- -----------------
                    Net sales:
                     Product sales                          $    467,912      $    438,960      $    261,103
                     Mold sales                                   62,586            44,264            31,917
                                                            ------------      ------------      ------------
                                                                 530,498           483,224           293,020
                    Cost of sales:
                     Product cost of sales                       380,856           362,983           210,532
                     Mold cost of sales                           60,658            41,018            30,397
                                                            ------------      ------------      ------------
                                                                 441,514           404,001           240,929
                                                            ------------      ------------      ------------
                    Gross margin                                  88,984            79,223            52,091
                    Selling, general and administrative
                     expenses                                     63,401            56,607            35,562
                     Interest                                     21,067            19,814            11,076
                     Equity in losses of affiliates, net           1,480               285                 -
                     Adjustment for impairment of                                   10,523                 -
                      goodwill
                     Other, net                                      992              (122)              445
                                                            ------------      ------------      ------------
                                                                  86,940            87,107            47,083
                                                            ------------      ------------      ------------
                    Income (loss) before income taxes
                     and minority interest                         2,044            (7,884)            5,008
                    Provision (credit) for income taxes            2,805              (538)            2,088
                                                            ------------      ------------      ------------
                    Income (loss) before minority                   (761)           (7,346)            2,920
                    interest
                    Minority interest                                                  279               143
                                                            ------------      ------------      ------------
                    Net income (loss)                       $       (761)     $     (7,067)     $      3,063
                                                            ============      ============      ============


See accompanying notes.

                             LDM Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands except common shares and common stock)

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                                                 COMPREHENSIVE
                                                                   ADDITIONAL                    INCOME (LOSS)
                                        COMMON        COMMON        PAID-IN        RETAINED       - CURRENCY
                                        SHARES        STOCK         CAPITAL        EARNINGS       TRANSLATION        TOTAL
                                        ------        -----         -------        --------      -------------       -----
                                                    (IN DOLLARS)
     Balance at September 29, 1996        600         $   60         $  94        $ 17,290          $    (61)     $   17,323

          Net income (comprehensive
            income) for 1997                                                         3,063                             3,063
                                          ---         ------         -----        --------          --------      ----------

     Balance at September 28, 1997        600             60            94          20,353               (61)         20,386
     Comprehensive Income:
         Net loss for 1998                                                          (7,067)                           (7,067)
         Currency translation                                                                             39              39
            adjustment                                                                                            ----------
         Comprehensive loss                                                                                           (7,028)
                                          ---         ------         -----        --------          --------      ----------
     Balance at September 27, 1998        600             60            94          13,286               (22)         13,358
     Comprehensive Income:
         Net loss for 1999                                                            (761)                             (761)
         Currency translation                                                                            323             323
            adjustment                                                                              --------      ----------

         Comprehensive loss                                                                                             (438)
                                          ---         ------         -----        --------          --------      ----------
     Balance at September 26, 1999        600         $   60         $  94        $ 12,525          $    301      $   12,920
                                          ===         ======         =====        ========          ========      ==========

                             LDM Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                         YEARS ENDED
                                                                     -----------------------------------------------------
                                                                      SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 28,
                                                                           1999              1998              1997
                                                                     -----------------------------------------------------
         OPERATING ACTIVITIES
         Net income (loss)                                             $       (761)     $     (7,067)     $      3,063
         Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
             Depreciation and amortization                                   22,025            19,866            11,955
             Adjustment for impairment of long-lived assets                                    10,523
             Equity in losses of affiliates, net                              1,480               285                 -
             (Gain) loss on sale of property and equipment                     (156)               97              (156)
             Deferred income taxes                                              955            (2,033)           (1,127)
             Reserve for trade and notes receivable                           2,767                 -               453
             Changes in assets and liabilities, net of the effect
               of 1997 and 1998
               acquisitions and 1999 divestitures:
                 Accounts and notes receivable                              (10,739)           (4,960)           (5,458)
                 Inventory and mold costs                                     8,052            (2,153)           (4,954)
                 Prepaid expenses                                              (508)              979            (1,494)
                 Other assets                                                                       -               415
                 Accounts payable and accrued liabilities                     4,494             5,790             7,357
                 Income taxes payable                                          (998)           (1,780)             (718)
                                                                       ------------      ------------      ------------
         Net cash provided by operating activities                           26,611            19,547             9,336

         INVESTING ACTIVITIES
         Additions to property, plant and equipment                         (22,003)          (14,143)          (12,776)
         Sale of Kenco business net of $98 equity contribution                6,935
         Proceeds from disposal of property and equipment                     1,010               814             1,777
         Net advances to unconsolidated affiliate                            (1,465)
         Business acquisitions, net of cash acquired                                         (103,484)          (60,357)
         Other                                                                                      -               174
                                                                       ------------      ------------      ------------
         Net cash used for investing activities                             (15,523)         (116,813)          (71,182)

         FINANCING ACTIVITIES
         Payments on notes payable and long-term debt                       (12,979)           (4,809)          (22,199)
         Proceeds from issuance of long-term debt, (net of debt
           issuance costs of $272 in 1999, $1,540 in 1998 and
           $6,039 in 1997)                                                    7,228            63,992           103,962
         Net (repayments) proceeds from borrowings on line of credit         (4,337)           36,767           (17,406)
                                                                       ------------      ------------      ------------
         Net cash provided by financing activities                          (10,088)           95,950            64,357
                                                                       ------------      ------------      ------------
         Net increase (decrease) in cash                                      1,000            (1,316)            2,511
         Cash at beginning of year                                            3,317             4,633             2,122
                                                                       ------------      ------------      ------------
         Cash at end of year                                           $      4,317      $      3,317      $      4,633
                                                                       ============      ============      ============

See accompanying notes.

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holdings Canada, Inc., LDM Technologies Company ("LDM Canada"), LDM Technologies, GmbH, ("LDM Germany"), LDM Holdings Mexico, Inc., LDM Technologies, S.de R.L. ("LDM Mexico") and G.L. Industries of Indiana, Inc. (d/b/a Como Products "Como"). All subsidiaries are wholly owned with the exception of Como (75% owned in 1997 and 1998, 36.75% owned effective April 15, 1999), and LDM Mexico (99% owned). As of September 26, 1999, the Company, LDM Mexico, LDM Canada and LDM Germany are the only subsidiaries which are still consolidated. Como, Sunningdale Plastics Ltd, a Singapore based injection molder of which the Company owns 30%, and DBM Technologies, LLC, a minority blowmolding concern formed December 31, 1998, of which the Company owns 49%, are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 26, 1999, September 27, 1998, and September 28, 1997, all included 52 weeks.

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

FOREIGN CURRENCY TRANSLATION
In January, 1997, LDM Canada was re-financed with inter company loans and additional equity, which were funded with part of the proceeds of the Senior Subordinated Notes, and existing loans were repaid. In prior years, the Canadian dollar was considered to be the functional currency for the Canadian operations. During the 1997 fiscal year, as a result of the U.S. dollar based re-financing and the volume of U.S. dollar denominated sales and operating costs, the Company determined that the functional currency of LDM Canada should be the U.S. dollar. Accordingly long lived assets and inter company debt has been translated at the historical rate and exchange differences arising on translation have been included in 1999, 1998, and 1997 operations.

The functional currency for LDM Germany is the Deutsche Mark. Exchange losses recognized for LDM germany related to U.S. Dollar denominated intercompany debt amounted to $1,152 in 1999.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a roll-forward of the Company's allowance for doubtful accounts for 1999:

               Allowance for doubtful accounts at September 27, 1998           $  772
               Provision for bad debts                                          2,268
               Uncollectible accounts written off                                 (42)
                                                                               ------
               Allowance for doubtful accounts at September 26, 1999           $2,998
                                                                               ======

Substantially all of the provision for bad debts was recorded in the fourth quarter of 1999.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 26, 1999 and September 27, 1998 consist of the following:


                                                 1999          1998
                                             -----------   -----------
               Raw materials and supplies    $    12,827   $    14,791
               Work-in-process                     1,872         2,715
               Finished goods                      6,084         6,563
                                             -----------   -----------
               Total                         $    20,783   $    24,069
                                             ===========   ===========

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

    Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Smith Barney currently makes a market for the Notes. As of September 26, 1999, the average of the bid and asking price was 94.0 giving a fair market value of $6.6 million below stated value ($110 million). The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

IMPACT OF ACCOUNTING STANDARDS TO BE ADOPTED SUBSEQUENT TO THE FISCAL YEAR ENDING IN SEPTEMBER, 1999

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in fiscal years beginning after June 15, 2000, with earlier adoption encouraged. At this time the Company has not adopted Statement 133 but has not entered into any derivative or hedging activity and accordingly does not anticipate the provisions of Statement 133 will affect future results of operations or financial position.

PRODUCT SALES

Revenue is recognized on product sales when the goods are shipped.

2.  ACQUISITIONS, JOINT VENTURE AND DIVESTITURE
On November 4, 1996, the Company signed a definitive agreement to acquire the business and certain net assets of Molmec, Inc. for $55.9 million in cash. The acquisition was consummated on January 17, 1997. The fair value of the net tangible assets acquired was $19.1 million.
On May 1, 1997, the Company acquired the business and certain net assets comprising the 'Kendallville' plant of Aeroquip Corporation for a purchase price of $7.2 million in cash. The fair value of the net tangible assets acquired was $5.5 million.

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

On November 25, 1997, the Company acquired the business and certain net assets of Aeroquip-Vickers International GmbH, through a newly created entity, LDM Technologies, GmbH, for consideration of $9.7 million in cash and the assumption of certain liabilities. The fair value of the net tangible assets acquired amounted to $9.7 million. The new entity is referred to herein as LDM Germany. On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively known as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The fair value of the net tangible assets acquired was $37.7 million.
A summary of the allocation of purchase price of each of the acquisitions during the year ended September 27, 1998 is given below:


                                        KENCO         LDM
                                      PLASTICS      GERMANY           HPG
                                      --------      -------           ---
Current assets                        $ 12,576       $  6,143     $  30,047
Net property, plant and equipment       11,638          6,132        21,703
Other assets                                                          1,354
Other liabilities                       (6,510)        (2,540)      (15,356)
                                      --------       --------     ---------
Net tangible assets                     17,704          9,735        37,748
Goodwill                                 9,438              -        31,227
                                      --------       --------     ---------
Cost                                  $ 27,142       $  9,735     $  68,975
                                      ========       ========     =========

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

The Company leased all machinery and equipment of the Kenco business to the joint venture, and is subleasing to the joint venture all real properties in the Kenco operations.

Under the terms of the agreement, the Company provided a subordinated $1.8 million loan to the joint venture and guaranteed $1.0 million of the joint venture line of credit borrowings. As a result of those terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company has recorded 100% of the joint venture losses as equity losses.

On December 8, 1999, the Company sold all of the machinery and equipment of the Kenco business to the joint venture for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from the joint venture.

As part of the transaction, the joint venture refinanced its line of credit which released the Company from the $1 million guarantee discussed above.

The joint venture's new senior lender required the Company to subordinate all amounts due from the joint venture at the time of refinancing. As a result, the previous subordinated note payable to the Company was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments beginning June 1, 2000 and shall be fully paid on or before December 8, 2004.

On April 15, 1999, all of the assets and liabilities of GL Industries of Indiana, Inc. (d/b/a Como Products), a 75% owned subsidiary of the Company, were sold to New GLI, Inc. an Indiana corporation, which is now doing business as "Como Products." A new independent partner joined the new business (New GLI) and purchased all but 36.75% of the Company's stake in New GLI for a minimal amount. Under terms of the purchase agreement, the Company accepted a subordinated note from New GLI for approximately $0.5 million, which represents previous loans, accrued interest and working capital advances from the Company to Como. The note has been fully reserved on the Company's books.

The Company's ownership percentage in New GLI has become less than 50%. As a result, New GLI's results are reported as equity earnings. Como's net sales and net loss for the year ended September 27, 1998 were $18.1 million and $1.5 million, respectively. Como's net sales and net income for the six month period ended March 28, 1999 were $8.6 million and $0.1 million, respectively. The Company wrote its equity investment down to zero during fiscal year 1998, due to Como's operating losses and capital deficiency.

As part of this transaction, the Company was released from a $1.0 million guarantee on Como's line of credit borrowings.

3.  SEGMENT AND GEOGRAPHICAL DATA

The Company currently operates in two industries; automotive components and consumer products. The Company's automotive components operations include the design and manufacture of plastic injection molded and blow molded products for certain original equipment manufacturers of cars, minivans and sport utility vehicles. The Company's automotive products include exterior and interior trim, under the hood components, and powertrain components. The Company has one consumer products plant which manufactures plastic molded products for the consumer appliance, office products and commercial furniture markets. The Company sold all but 36.75% of its stake in its consumer products plant effective April 15, 1999. The Company also contributed substantially all of the business and net current assets of its blow molded operations to a joint venture, which is still 49% owned by the Company, effective December 31, 1998.

For the purpose of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is presented as one segment, being automotive plastics components. The consumer products operations are considered insignificant with sales of $20,201, and $19,207 and losses of $(1,484) and $(723) during the years ended 1998 and 1997, respectively.

The following provides a summary of selected financial information by geographic area:


                                        SEPTEMBER 26, 1999
                           ---------------------------------------------
                           Revenues (a)    Long-Lived      Net Income
                                             Assets          (loss)
                           ---------------------------------------------
  United States            $    432,857  $    102,017     $      3,489
  LDM Canada                     64,090        14,650            1,166
  LDM Germany                    33,551         4,449           (5,416)
                           ---------------------------------------------
  Consolidated total       $    530,498  $    121,116     $       (761)
                           =============================================

                                        SEPTEMBER 27, 1998
                           ---------------------------------------------
                           Revenues (a)    Long-Lived      Net Income
                                             Assets          (loss)
                           ---------------------------------------------
  United States            $    394,882  $     98,045     $     (7,638)
  LDM Canada                     65,399        14,498            3,293
  LDM Germany                    22,943         5,658           (2,722)
                           ---------------------------------------------
  Consolidated total       $    483,224  $    118,201     $     (7,067)
                           =============================================


                                        SEPTEMBER 28, 1997
                           ---------------------------------------------
                           Revenues(a)    Long-Lived      Net Income
                                             Assets
                           ---------------------------------------------
  United States            $    247,558  $     66,020     $      2,255
  LDM Canada                     45,462        16,239              808
  LDM Germany                         -             -                -
                           ---------------------------------------------
  Consolidated total       $    293,020  $     82,259     $      3,063
                           =============================================

(a) Revenues are attributed to countries based on point of manufacturing.

During the years ended September 1999, 1998,and 1997, approximately 98%, 98%, and 93% of consolidated sales were to customers in the automotive industry. Following is a summary of customers that accounted for more than 10% of consolidated net product sales as of each fiscal year end:

                                                           1999               1998              1997
                                                       ------------------------------------------------
                         Ford Motor Company            $   161,429     $    169,293       $    114,446
                         General Motors Corporation        133,987          151,880             88,818
                         Volkswagen A.G                        883           15,822             15,856

4.  IMPAIRMENT OF LONG-LIVED ASSETS

Since its' acquisition on September 30, 1997, the Kenco business has performed significantly below original expectations, causing management to undertake a strategic review of the future viability of the business.

During the fourth quarter of 1998, the Company established a formal business plan to enter into a joint venture.

See discussion in Footnote 2 regarding consummation of the joint venture on December 31,1998.

See also discussion in Footnote 2, regarding the Company's sale of the property, plant and equipment to the joint venture, and the Company release of the $1,000,000 guarantee on the joint venture's line of credit.
The Company evaluated the on-going value of the long-lived assets (goodwill and tangible fixed assets) associated with the Kenco business, as they were held-for-use by LDM. Based upon this evaluation, the Company determined that assets with carrying amounts of $19,528 were impaired and wrote them down by $10,523 to their fair value. Fair value was based on projected future cash flows to be generated by the Kenco business, under its new ownership, discounted at a market rate of interest. In determining future cash flows the Company developed its best estimate of operating cash flows over the life of the goodwill and tangible fixed assets, which was fifteen years.

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

INTEREST PAID, INCOME TAXES PAID AND INTEREST CAPITALIZED

                                                        1999             1998            1997
                                                   ------------     ------------    ------------
         Interest paid                             $     20,744     $     17,643    $      7,919
         Income taxes paid                         $      2,945     $      2,176    $      3,996
         Interest capitalized                      $        706     $        185    $        312

6.  PROPERTY, PLANT AND EQUIPMENT

At September 26, 1999 and September 27, 1998, property, plant and equipment consists of the following:

                                                        1999             1998
                                                    ------------     ------------
               Land, buildings and improvements     $     43,252      $    43,827
               Machinery and equipment                   118,964          116,047
               Transportation equipment                    2,366            2,490
               Furniture and fixtures                      7,186            7,390
               Construction in process                     3,774            7,290
                                                    ------------       ----------
               Total, at cost                            175,542          177,044
               Less accumulated depreciation             (63,318)         (58,843)
                                                    ------------       ----------
               Net property, plant, and equipment
                 used in operations                      112,224          118,201

               Net property, plant, and equipment
                 leased to DBM Technologies                8,892
                                                    ------------      -----------
               Net property, plant and equipment    $    121,116      $   118,201
                                                   =============      ===========

7.  LINES OF CREDIT AND REVOLVING DEBT

On January 22, 1997, the Company entered into a five-year Senior Credit Facility. At September 26, 1999, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Technologies Company). The Senior Credit Facility provides for advances up to (i) 85% of eligible accounts receivable, and (ii) the lesser of $12,000 or 60% of eligible inventory, up to a maximum availability of $63,000. The Senior Credit Facility provides for the issuance of commercial and stand-by letters of credit up to a portion of the $63,000 Senior Credit Facility. The Senior Credit Facility bears interest at rates based upon a prime or LIBOR rate, in each case plus an applicable basis point spread; and provides that the Company will pay an issuance fee with respect to letters of credit based on a percentage of the full amount of such letters of credit, and an unused line fee equal to a percentage of the unused portion of the Senior Credit Facility. The Senior Credit Facility contains customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.

The Company had borrowings outstanding under the Senior Credit Facility at September 26, 1999 and September 27, 1998 of $33,276 and $36,699, respectively. Borrowings available under the Senior Credit Facility were $18,300 and $19,000 at September 26, 1999 and September 27, 1998, respectively.

Summary of lines of credit and revolving debt outstanding:


                                                   SEPTEMBER 26,        SEPTEMBER 27,
                                                        1999                1998
       Borrowings under lines of credit:
        LDM Technologies Inc.                         $   33,276            $   36,699
        Como                                                   -                 2,440
                                                  --------------         -------------
                                                      $   33,276            $   39,139
                                                  ==============         =============

The weighted average interest rate on all short-term borrowings as of September 26, 1999 and September 27, 1998 was 8.13% and 8.77%, respectively.

8.  LONG-TERM DEBT

On January 22, 1997, the Company issued, in a private placement, 10 3/4% Senior Subordinated Notes due 2007, Series A, with an aggregate principal amount of $110,000. The net proceeds of the Offering, which amounted to $104,000 were used to repay debt in default amounting to $27,300, to repay a $2,700 note payable to a former shareholder, to fund the $55,900 acquisition of Molmec, to re-finance LDM Canada and for general corporate purposes.

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

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. Up to 25% of the Notes may be redeemed on or before January 15, 2000, at 110.75% of the principal amount in the event of a Public Equity Offering. At September 26, 1999, the Notes are guaranteed by certain subsidiaries of the Company namely LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Canada but not by Como, LDM Mexico, or LDM Germany. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in Note 14.
The notes are subordinate in right of payment to all existing and future Senior Debt.

The Company has a letter of credit that secures its $8,800 Multi-Option Adjustable Rate Notes and on acquisition of Molmec assumed Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $4,400.

On February 6, 1998, the Company entered into an additional term and capital expenditure line of credit. The term line of credit is not to exceed the lesser of (i) $66,000 or (ii) the sum of (A) one hundred percent (100%) of the appraised orderly liquidation value of Equipment of the Company's operations in the United States and Canada; plus (B) eighty percent (80%) of the fair market value of all owned Real Estate of the Company's operations in the United States and Canada. The capital expenditure line of credit is not to exceed the lesser of (i) $10,000 or (ii) eighty percent (80%) of actual invoiced cost of the equipment. These obligations, totaling a maximum availability of $76,000 at September 26, 1999, are subject to interest at a Base or LIBOR Rate plus a variable margin as set forth in the loan agreement. These loans are also subject to interest for any unused line of credit equal to .375% per annum on the average daily unused facility for the immediate preceding month. The loans are repayable in monthly installments of $887 in addition to an annual payment due the first day of the fourth month after the end of each fiscal year of 50% of any excess cash flow (as defined in the loan agreement) for such fiscal year. The lines of credit contain customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability. The Company may terminate these obligations upon written notice and full payment of principal and accrued interest.

The Company had borrowings outstanding under the term and capital expenditure line of credit at September 26, 1999 of $58,464. Borrowings available under the term and capital expenditure line of credit were $1,500 and $9,000 at September 26, 1999, and September 27, 1998, respectively.

Long-term debt at September 26, 1999 and September 27, 1998 consists of the following:

                                                                        1999             1998
                Senior Subordinated Notes due 2007.                 $    110,000     $     110,000

                Term and capital expenditure line of credit,
                  principal payable in monthly installments of
                  $786, at Base or LIBOR plus margin
                  (7.82% at September 26, 1999).  Balance                 58,464            63,048
                  repayable February 2002.

                  Multi-Option Adjustable Rate Notes, principal
                  payable in various annual installments ranging
                  from $240 to $780 through April 1, 2015, plus
                  interest payable monthly at the higher of the
                  30 day commercial paper rate or 90 day
                  commercial paper rate (5.72% at September 26,
                  1999).  Borrowings are collateralized by the
                  corporate headquarters facility which has a
                  carrying value of approximately $16,085 at
                  September 26, 1999                                       8,080             8,340


                  Variable Rate Demand Limited Obligation
                  Revenue Bonds, principal payable in various
                  annual installments through December 1, 2009,
                  ranging from $630 to $160, plus
                  variable interest (subject to a maximum of
                  12%), payable semi-annually (4.0% at
                  September 26, 1999), collateralized by a letter
                  of credit.                                               3,235             3,825

                  Other                                                       47                92
                                                                    ------------     -------------
                  Total                                             $    179,826     $     185,305

                  Current maturities of long-term debt                   (11,564)          (13,631)
                                                                    ------------     -------------
                  Long-term debt due after one year                 $    168,262     $     171,674
                                                                    ============     =============

LDM Technologies, Inc. has the option to convert the interest rate on the Multi-Option Adjustable Rate Notes to the Six Month, One Year, Three Year, Five Year, Seven Year, or the Fixed Interest Rates Modes.

Annual maturities of long-term debt are as follows:

                                                     FISCAL YEAR
                                                         2000        $     11,564
                                                         2001              11,543
                                                         2002              38,129
                                                         2003                 520
                                                         2004                 540
                                                   Thereafter             117,530
                                                                     -------------
                                                        Total        $    179,826
                                                                     =============

9.  RELATED PARTY TRANSACTIONS

Como leases its general office and plant facilities, in addition to certain computer and manufacturing equipment, from corporations whose directors and stockholders include Como's minority stockholder. Lease rental payments made to these corporations for 1998 and 1997 were $467 and $502, respectively. Como also pays management fees to its minority stockholder based on a percentage of sales. Selling, general and administrative expenses include $63 in 1997 for management fees to the minority stockholder. The minority shareholder did not charge Como a management fee during fiscal year 1998.

During 1998, Como transferred equipment with a net book value of approximately $609 to LDM. In exchange for the equipment, LDM relieved Como of its liability for accrued corporate charges and other accounts payable of approximately $604, which had been included in accrued liabilities as of September 28, 1997.
Through July 15, 1997, the Company leased certain corporate administrative facilities from its shareholders. Lease rental payments were $110 for the year ended September 28, 1997. The Company also paid the repairs and maintenance, insurance and property taxes on these facilities. During July, 1997, the Company purchased a 50% interest in the administrative facilities it previously leased from its shareholders. The purchase price totaled $714. In November 1998, the Company sold its interest in this property to one of its shareholders at book value.

10.  INCOME TAXES
The Company's provision (credit) for income taxes for continuing operations for the years ended September 26, 1999, September 27, 1998, and September 28, 1997 is comprised of the following:



                                                                           1999           1998         1997
                                                                       --------------------------------------
                                 Domestic:
                                 Federal:
                                 Current                               $     1,594  $       121  $     2,789
                                 Deferred                                      325       (2,692)        (262)
                                                                       -----------  -----------  -----------
                                                                             1,919       (2,571)       2,527
                                 State and local:
                                 Current                                       213         (253)         405
                                 Deferred                                      100                       (29)
                                                                       -----------  -----------  -----------
                                                                               313         (253)         376
                                 Foreign:
                                 Current                                        43          850           20
                                 Deferred                                      530        1,436         (835)
                                                                       -----------  -----------  -----------
                                                                               573        2,286         (815)
                                                                       -----------  -----------  -----------
                                 Total income tax provision (credit)   $     2,805  $      (538) $     2,088
                                                                       ===========  ===========  ===========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 26, 1999 and September 27, 1998 deferred tax assets and liabilities are comprised of the following:

                                                                         1999        1998
                                                                      ------------------------
                    Deferred tax assets:
                     Goodwill                                         $    3,228    $    3,904
                     Inventory                                             1,687           834
                     Accounts receivable                                   1,198           391
                     Employee benefits                                     1,158           930
                     Net operating loss carryovers                           723         1,523
                     Investment in affiliates                                238
                     Capital loss carryovers                                 198           194
                     Other accrued liabilities                                88           820
                                                                      ----------     ---------
                   Total deferred tax assets                               8,518         8,596
                   Less valuation allowances for loss carryovers            (407)         (686)
                                                                      ----------     ---------
                   Total net deferred tax asset                            8,111         7,910

                   Deferred tax liabilities:
                     Property, plant and equipment                         7,190         6,446
                     Other accrued liabilities                               412
                                                                      ----------     ---------
                   Total deferred tax liability                            7,602         6,446
                                                                      ----------     ---------
                   Net deferred tax asset (liability)                 $      509     $   1,464
                                                                      ==========     =========

A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:

                                                                               YEAR ENDED
                                                         -----------------------------------------------------
                                                           SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 28,
                                                               1999              1998              1997
                                                         ----------------  ----------------  -----------------
                     Tax at federal statutory rate of       $      695        $                 $    1,703
                     34%                                                         (2,681)
                     State and local taxes, net of
                      federal tax  effect                          207             (299)               248
                     Settlement of prior years' income
                      tax liabilities                                            (1,056)
                     Nondeductible expenses                      1,242              838                742
                     Reversal of valuation allowance
                     for Canadian loss carryovers                                                     (728)
                     Foreign tax in excess of
                      foreign tax credits                          821            1,781
                     Deferred tax valuation allowance               71              685
                     Other, net                                   (231)             343                123
                                                            ----------       ----------         ----------
                     Provision for income taxes             $    2,805       $     (538)        $    2,088
                                                            ==========       ==========         ==========

For Canadian income tax purposes, approximately $2,010 of net operating losses are available at September 26, 1999 for carryover against taxable income in future years. These carryovers expire $690 in 2003 and $1,320 in 2004. The net operating loss carry forwards include timing differences, principally tax depreciation in excess of financial statement depreciation, of approximately $4,809, for which a $1,731 deferred tax liability has been recorded.

11.  RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. During 1998, the Company obtained two additional defined contribution plans through the acquisitions disclosed in Note
2. In July 1998, two of the defined contribution plans were merged into one plan. Contributions by the Company, which are different for each individual plan, are based on matching 50% of employees contributions, up to a maximum range of 3-4 % of earnings or five hundred to one thousand dollars. Costs under the plans amounted to $912, $378, and $296 in 1999, 1998 and 1997, respectively.

12.  COMMITMENTS AND CONTINGENCIES

LEASES AND PURCHASE COMMITMENTS

The Company leases certain of its facilities, furniture and fixtures, and equipment. Rental expense, including short-term cancelable leases, approximated $8,310, $6,367 and $2,227 for the years ended September 26, 1999, September 27, 1998 and September 28, 1997, respectively. Future commitments under noncancelable operating leases are as follows:



                             FISCAL YEAR
                            --------------
                                    2000         $ 5,105
                                    2001           3,375
                                    2002           2,345
                                    2003           1,837
                                    2004           1,149
                              Thereafter             823
                                                 -------
                                   Total         $14,634
                                                 =======


STOCK REDEMPTION AGREEMENT

The Company and its two shareholders are party to a binding stock redemption agreement providing the following:

Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $50,000. This amount is payable upon receipt of the proceeds of the life insurance policies owned by the Company on the shareholder's life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

The Company is required to purchase and maintain life insurance policies of $50,000 on the lives of each of the shareholders for as long as the Stock Redemption Agreement is in effect. The aggregate premium for these policies presently approximates $2.2 million per year. Further, the Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

The Agreement may be terminated by mutual agreement of all parties or by any shareholder with respect to that shareholder's stock only.

CONTINGENCIES

Environmental Matters

The Company previously received letters from a corporation and a group of corporations, which have entered into agreements with the United States Environmental Protection Agency ("USEPA") to prepare remedial designs for curing two separate failed landfill sites. In each letter, the Company was identified as a potentially responsible party for its alleged waste disposal at such landfills. In the first case, a lawsuit was brought against the Company for which the USEPA subsequently agreed to provide contribution protection in exchange for payment of a nominal fee. In the second case, the Company has no reason to believe that any liability associated with the particular landfill will materially exceed the recorded liability of $50; however the ultimate outcome of such matters cannot be predicted with certainty.

LITIGATION

The Company accrues contingent liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs; however the Company does not believe any such changes will have a material effect on the Company's future results of operations and financial condition or liquidity.

13.  UNCONSOLIDATED SUBSIDIARIES

The Company has a less than fifty percent equity interest in two subsidiaries, DBM Technologies LLC, of which the Company owns 49%, and Sunningdale Plastic Industries Pte. Ltd., of which the Company owns 30%. These investments are accounted for under the equity method. Equity earnings are reported as equity losses of affiliates, net on the income statement, and as equity investments in affiliates on the balance sheet. Summarized financial information for these unconsolidated subsidiaries is presented below.

                                                    Sunningdale Plastic
                                                    Industries Pte. Ltd.    DBM Technologies, LLC
                                                   ----------------------------------------------
Current assets                                         $  14,940                  $  13,649
Noncurrent assets                                         11,610                        403
Current liabilities                                       16,630                     14,508
Noncurrent liabilities                                     2,502                  $   1,757
Minority interest                                      $     343

Net sales                                              $  27,002                  $  41,669
Operating profit (loss)                                    5,135                     (1,961)
Net income (loss)                                      $   3,308                  $  (2,413)


14.  SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies as described above. The non-guarantor subsidiaries are Como and LDM Germany. Upon the divestiture of Como as discussed in Note 2, effective April 15,1999, the only non-guarantor subsidiary remaining in the consolidated financial statements is LDM Germany.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como and LDM Germany (the "non-guarantor subsidiaries") is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 26, 1999



                                                LDM                              Non-Guarantor      Consolidating
                                           Technologies,        LDM Canada       Subsidiaries          Entries        Consolidated
                                                Inc.
ASSETS
Current assets:
  Cash                                    $         2,184     $            -    $         2,133    $                  $     4,317
  Accounts receivable                              60,613             13,748              5,073                            79,434
  Inventories                                      15,769              2,873              2,141                            20,783
  Mold costs                                       10,193              2,379                134                            12,706
  Prepaid expenses                                  1,817                143                                                1,960
  Refundable income taxes                           1,312                 73                                                1,385
  Deferred income taxes                             1,947                                                                   1,947
                                          ---------------     --------------    ---------------    ---------------    -----------
Total current assets                               93,835             19,216              9,481                           122,532

Net property, plant and equipment, at             102,017             14,650              4,449                           121,116
cost
Investment in subsidiaries and affiliates          10,269                                                   (8,178)         2,091
Note receivable affiliates                         17,175                                                  (16,280)           895
Goodwill                                           59,688                                                                  59,688
Debt issue costs                                    5,126                                                                   5,126
Other                                                 695                                                                     695
                                          ---------------     --------------    ---------------    ---------------    -----------
                                          $       288,805     $       33,866    $        13,930    $       (24,458)   $   312,143
                                          ===============     ==============    ===============    ===============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan      $        33,276                                                             $    33,276
  Accounts payable                                 39,231     $       11,300    $         4,635    $           (46)        55,120
  Accrued liabilities                              17,603              2,420              1,552                            21,575
  Accrued compensation                              5,988                282              1,718                             7,988
  Current maturities of long-term debt             11,564                                                                  11,564
                                          ---------------     --------------    ---------------    ---------------    -----------
Total current liabilities                         107,662             14,002              7,905                (46)       129,523

Long-term debt due after one year                 168,262             10,532             10,897            (21,429)       168,262
Deferred income taxes                                 284              1,154                                                1,438

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                12,525              2,328             (8,138)             5,810         12,525
  Accumulated other comprehensive income
  (loss)                                              (22)                                  323                               301
                                          ---------------     --------------    ---------------    ---------------    -----------
Total stockholders' equity                         12,597              8,178             (4,872)            (2,983)        12,920
                                          ---------------     --------------    ---------------    ---------------    -----------
Total liabilities and stockholders'
equity                                    $       288,805     $       33,866    $        13,930    $       (24,458)   $   312,143
                                          ===============     ==============    ===============    ===============    ===========

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 27, 1998

                                                              UNCONSOLIDATED
                                             ---------------------------------------------------
                                                  LDM
                                             TECHNOLOGIES,            LDM         NON-GUARANTOR    CONSOLIDATING
                                                 INC.               CANADA         SUBSIDIARIES         ENTRIES     CONSOLIDATED
                                             ------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                       $        673         $      1,317     $      1,327                      $      3,317
  Accounts receivable                              63,856               10,849            7,076                            81,781
  Note receivable affiliates                       21,487                    -                -      $    (21,487)              -
  Inventories                                      18,964                1,567            3,538                            24,069
  Mold costs                                       17,967                    -            4,543                            22,510
  Prepaid expenses                                  1,785                  136              109                             2,030
  Refundable income taxes                           1,204                    -               47                             1,251
  Deferred income taxes                             2,403                    -                -                             2,403
                                             ------------         ------------     ------------      ------------    ------------
Total current assets                              128,339               13,869           16,640           (21,487)        137,361

Net property, plant and equipment, at
cost                                               96,662               14,498            7,041                           118,201
Investment in subsidiaries and affiliates           8,334                    -                -            (7,236)          1,098
Goodwill                                           64,047                    -                -                 -          64,047
Debt issue costs                                    6,303                    -                -                             6,303
Other                                                 632                    -                9                               641
                                             ------------         ------------     ------------      ------------    ------------
                                             $    304,317         $     28,367     $     23,690      $    (28,723)   $    327,651
                                             ============         ============     ============      ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan         $     36,699                    -     $      2,440                      $     39,139
  Accounts payable                                 39,923         $      7,737            7,032      $       (329)         54,363
  Demand note payable to shareholders                   -                    -               88                                88
  Accrued liabilities                              20,392                  745            1,339                            22,476
  Accrued compensation                              7,629                  247            2,221                            10,097
  Advance mold payments                                 -                  443              593                             1,036
  Income taxes payable                                  -                  850                                                850
  Note payable to affiliates                            -                    -                                                  -
  Current maturities of long-term debt             13,631                    -                                             13,631
                                             ------------         ------------     ------------      ------------    ------------
Total current liabilities                         118,274               10,022           13,713              (329)        141,680

Long-term debt due after one year                 171,674               10,709           10,449           (21,158)        171,674
Deferred income taxes                                 285                  624               30                               939

Stockholders' equity:
  Common stock                                          -                5,850            2,945            (8,795)              -
  Additional paid-in capital                           94                    -              126              (126)             94
  Retained earnings                                14,012                1,162           (3,575)            1,687          13,286
  Currency translation adjustments                    (22)                   -                2                (2)            (22)
                                             ------------         ------------     ------------      ------------    ------------
Total stockholders' equity                         14,084                7,012             (502)           (7,236)         13,358
                                             ------------         ------------     ------------      ------------    ------------
Total liabilities and stockholders' equity   $    304,317         $     28,367     $     23,690      $    (28,723)   $    327,651
                                             ============         ============     ============      ============    ============

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 26, 1999


                                 UNCONSOLIDATED
                        -----------------------------------------------------


                                LDM
                           TECHNOLOGIES,          LDM         NON-GUARANTOR        CONSOLIDATING
                               INC.             CANADA        SUBSIDIARIES            ENTRIES            CONSOLIDATED
                         ------------------    ----------    ----------------    ------------------    -----------------
Net sales:
  Product sales             $      367,301     $  59,677              40,934         $                  $       467,912
  Mold sales                        56,842         4,413               1,331                                     62,586
                            --------------     ---------        ------------         -------------      ---------------
                                   424,143        64,090              42,265                                    530,498

Cost of sales:
  Product cost of sales            281,868        55,745              43,243                                    380,856
  Mold cost of sales                55,461         4,331                 866                                     60,658
                            --------------     ---------        ------------         -------------      ---------------
                                   337,329        60,076              44,109                                    441,514
                            --------------     ---------        ------------         -------------      ---------------
Gross margin                        86,814         4,014              (1,844)                                    88,984

Selling, general and
administrative expenses             60,862         1,042               1,497                                     63,401
Interest                            20,952         1,225                 853                (1,963)              21,067
Equity in losses of                  4,946                                                  (3,466)               1,480
Subsidiaries and affiliates, net
Other, net                          (1,379)            8                 400                 1,963                  992
                            --------------     ---------        ------------         -------------      ---------------
                                    85,381         2,275               2,750                (3,466)              86,940
                            --------------     ---------        ------------         -------------      ---------------
Income (loss)
  before income taxes                1,433         1,739              (4,594)                3,466                2,044
Provision (credit) for
income taxes                         2,194           573                  38                                      2,805
                            --------------     ---------        ------------         -------------      ---------------
Net income (loss)           $         (761)    $   1,166        $     (4,632)        $       3,466      $          (761)
                            ==============     =========        ============         =============      ===============

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 27, 1998


                                           UNCONSOLIDATED
                         -------------------------------------------------------

                           LDM TECHNOLOGIES,             LDM               NON-GUARANTOR      CONSOLIDATING
                                 INC.                   CANADA              SUBSIDIARIES        ENTRIES                 CONSOLIDATED
                         -----------------------------------------------------------------------------------------------------------
Net sales:
  Product sales             $     349,218      $         51,228     $            38,641     $             (127)     $      438,960
  Mold sales                       25,589                14,172                   4,503                                     44,264
                            -------------      ----------------     -------------------     ------------------      --------------
                                  374,807                65,400                  43,144                   (127)            483,224
Cost of sales:
  Product cost of sales           278,818                44,443                  39,849                   (127)            362,983
  Mold cost of sales               24,643                12,154                   4,221                                     41,018
                            -------------      ----------------     -------------------     ------------------      --------------
                                  303,461                56,597                  44,070                   (127)            404,001
                            -------------      ----------------     -------------------     ------------------      --------------
Gross margin                       71,346                 8,803                    (926)                                    79,223

Selling, general and
administrative expenses            52,664                 1,195                   2,748                                     56,607
Equity in net income of               187                     -                       -                   (187)                  -
subsidiaries
Interest                           19,703                 1,633                     860                 (2,382)             19,814
Equity in loss of                     285                     -                       -                      -                 285
affiliate
Adjustment for
impairment of
long-lived assets                  10,523                     -                       -                      -              10,523
Other, net                         (2,627)                  396                    (273)                 2,382                (122)
                            -------------      ----------------     -------------------     ------------------      --------------
                                   80,735                 3,224                   3,335                   (187)             87,107
                            -------------      ----------------     -------------------     ------------------      --------------
Income (loss)
before income taxes
and minority interest              (9,389)                5,579                  (4,261)                   187              (7,884)
Provision (credit) for
income taxes                       (2,769)                2,286                     (55)                                      (538)
                            -------------      ----------------     -------------------     ------------------      --------------
Income (loss)
before minority                    (6,620)                3,293                  (4,206)                   187              (7,346)
interest
Minority interest loss                279                     -                       -                                        279
                            -------------      ----------------     -------------------     ------------------      --------------
Net income (loss)           $      (6,341)     $          3,293     $            (4,206)    $              187      $       (7,067)
                            =============      ================     ===================     ==================      ==============

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 28, 1997


                                                             UNCONSOLIDATED
                                          -------------------------------------------------
                                                 LDM
                                            TECHNOLOGIES,        LDM          NON-GUARANTOR        CONSOLIDATING
                                                INC.           CANADA          SUBSIDIARIES           ENTRIES         CONSOLIDATED
                                         -----------------------------------------------------------------------------------------
Net sales:
  Product sales                             $    204,902     $    38,427       $    19,207         $    (1,433)      $    261,103
  Mold sales                                      20,843           7,035             4,039                                 31,917
                                            ------------     -----------       -----------         -----------       ------------
                                                 225,745          45,462            23,246              (1,433)           293,020
Cost of sales:
  Product cost of sales                          156,477          36,651            18,837              (1,433)           210,532
  Mold cost of sales                              20,425           6,485             3,487                                 30,397
                                            ------------     -----------       -----------         -----------       ------------
                                                 176,902          43,136            22,324              (1,433)           240,929
                                            ------------     -----------       -----------         -----------       ------------
Gross margin                                      48,843           2,326               922                                 52,091

Selling, general and administrative               32,396           1,573             1,781                (188)            35,562
expenses
Equity in net loss of subsidiaries                   722                                                  (722)                 -
Interest                                          10,499           1,567               250              (1,240)            11,076
Other, net                                          (914)            (32)              (38)              1,428                445
                                            ------------     -----------       -----------         -----------       ------------
                                                  42,703           3,108             1,993                (722)            47,083
                                            ------------     -----------       -----------         -----------       ------------
Income (loss) from continuing
operations
  before income taxes and minority                 6,140            (783)           (1,071)                722              5,008
interest
Provision for income taxes                         4,027          (1,591)             (348)                                 2,088
                                            ------------     -----------       -----------         -----------       ------------
Income (loss) from continuing
operations
  before minority interest                         2,113             808              (723)                722              2,920
Minority interest loss                               143                                                                      143
                                            ------------     -----------       -----------         -----------       ------------
Net income (loss)                           $      2,256     $       808       $      (723)        $       722       $      3,063
                                            ============     ===========       ===========         ===========       ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 26, 1999

                                                    UNCONSOLIDATED
                                               --------------------------------
                                             LDM
                                         TECHNOLOGIES,          LDM           NON-GUARANTOR       CONSOLIDATING
                                            INC.              CANADA           SUBSIDIARIES          ENTRIES           CONSOLIDATED
                                         ------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                        $       (761)        $    1,166       $     (4,632)       $      3,466        $       (761)
Adjustments to reconcile net income
  (loss) to net cash provided by
operating
  activities:
     Equity in subsidiaries losses              3,466                                                    (3,466)
     Equity in losses of affiliates, net        1,480                                                                         1,480
     Reserve for trade and notes
     receivable                                 2,767                                                                         2,767
     Depreciation and amortization             18,702              1,977              1,346                                  22,025
     (Gain) loss on sale of
       property and equipment                     380                190               (726)                                   (156)
     Deferred income taxes                        455                530                (30)                                    955
     Changes in assets and
       liabilities, net of
       the effect of the 1999 joint
       venture and divestiture
          Accounts and notes
          receivable                           (7,957)            (2,899)               117                                 (10,739)
          Inventory and mold costs              7,460             (3,685)             4,277                                   8,052
          Prepaid expenses                       (502)                (7)                 1                                    (508)
          Accounts payable and
             accrued liabilities               (1,063)             4,830                669                  58               4,494
          Income taxes payable                   (108)              (923)                33                                    (998)
                                         ------------------------------------------------------------------------------------------
Net cash provided by operating
  activities                                   24,319              1,179              1,055                  58              26,611
INVESTING ACTIVITIES
Additions to property, plant and
equipment                                     (19,639)            (2,319)               (45)                                (22,003)
Proceeds from sale of Kenco business
   and net current assets to DBM
   joint venture (net of $98 equity
   contribution)                                6,935                                                                         6,935
Proceeds from disposal of property,
and
  equipment                                     1,010                                                                         1,010
Disbursements to affiliates                    (3,989)                                                    1,748              (2,241)
Payments from affiliates                        2,049                                                    (1,273)                776
                                         ------------------------------------------------------------------------------------------
Net cash (used for) provided by
investing
  activities                                  (13,634)            (2,319)               (45)                475             (15,523)
FINANCING ACTIVITIES
Proceeds from issuance of long term             7,228                                   749                (749)              7,228
debt
Payments on long-term debt                    (12,979)              (177)               (39)                216             (12,979)
Net proceeds from Line of
Credit/Revolver                                (3,423)                                 (914)                                 (4,337)
                                         ------------------------------------------------------------------------------------------
Net cash provided (used) by
financing
  activities                                   (9,174)              (177)              (204)               (533)            (10,088)
                                         ------------------------------------------------------------------------------------------
Net increase (decrease) in cash                 1,511             (1,317)               806                                   1,000
Cash at beginning of year                         673              1,317              1,327                                   3,317
                                         ==========================================================================================
Cash at end of year                      $      2,184                  -       $      2,133        $                   $      4,317
                                         ==========================================================================================

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 27,1998

                                                         UNCONSOLIDATED
                                      ------------------------------------------------

                                      LDM TECHNOLOGIES,         LDM            NON-GUARANTOR       CONSOLIDATING
                                             INC.              CANADA          SUBSIDIARIES           ENTRIES          CONSOLIDATED
                                      ----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                        $     (6,341)      $    3,293         $     (4,206)       $        187        $     (7,067)
Adjustments to reconcile net income
  (loss) to net cash provided by
operating
  activities:
     Equity in subsidiaries losses                187                -                                     (187)                  -
     Equity in loss of affiliate                  285                -                    -                   -                 285
     Depreciation and amortization             16,260            1,974                1,632                                  19,866
     Adjustment for impairment of
       long-lived assets                       10,523                -                    -                   -              10,523
     (Gain) loss on sale of
       property and equipment                      36                                    61                                      97
     Deferred income taxes                     (3,370)           1,421                  (84)                                 (2,033)
     Changes in assets and
       liabilities, net of
       the effect of the 1998
       acquisitions
          Accounts and notes
       receivable                                (775)          (4,905)                (791)              1,511              (4,960)
          Inventory and mold costs             (6,584)           6,129               (1,698)                                 (2,153)
          Prepaid expenses                      1,025              (32)                 (13)                                    979
          Accounts payable and
             accrued liabilities                9,947           (7,320)               3,163                                   5,790
          Income taxes payable                 (2,982)             846                  356                                  (1,780)
                                         ------------       ----------          -----------        ------------        ------------
Net cash provided by operating
  activities                                   18,211            1,406               (1,580)              1,511              19,547
INVESTING ACTIVITIES
Purchase of Kenco (net of $500 cash
  received in acquisition)                    (26,641)                                                                      (26,641)
Additions to property, plant and
equipment                                     (12,083)            (370)              (1,690)                                (14,143)
Purchase of Huron Plastics (net of
$1,835
  cash received in acquisition)               (67,140)                                                                      (67,140)
Proceeds from disposal of property,
and equipment                                     622                                   192                                     814
Purchase of LDM Technologies, GmbH             (9,703)                                                                       (9,703)
Disbursements to affiliates                    (7,837)                                                    7,837                   -
Payments from affiliates                       10,073                                                   (10,073)                  -
                                         ------------       ----------         ------------        ------------        ------------
Net cash (used for) provided by
investing activities                         (112,709)            (370)              (1,498)             (2,236)           (116,813)
FINANCING ACTIVITIES
Proceeds from issuance of long term            63,992                                 3,869              (3,869)             63,992
debt
Payments on long-term debt                     (4,809)          (4,317)                (278)              4,595              (4,809)
Net proceeds from Line of                      35,976                                   791                                  36,767
                                         ------------       ----------         ------------        ------------        ------------
Credit/Revolver
Net cash provided (used) by
financing
  activities                                   95,159           (4,317)               4,382                 726              95,950
                                         ------------       ----------         ------------        ------------        ------------
Net increase (decrease) in cash                   661           (3,281)               1,304                   -              (1,316)
Cash at beginning of year                          12            4,598                   23                                   4,633
                                         ------------       ----------         ------------        ------------        ------------
Cash at end of year                      $        673       $    1,317         $      1,327        $          -        $      3,317
                                         ============       ==========         ============        ============        ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 28,1997

                                                            UNCONSOLIDATED
                                           -----------------------------------------------
                                           LDM TECHNOLOGIES,                 NON-GUARANTOR     CONSOLIDATING
                                                  INC.         LDM CANADA    SUBSIDIARIES         ENTRIES         CONSOLIDATED
                                           --------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                             $      2,256      $      808      $    (723)      $       722        $      3,063
Adjustments to reconcile net income
  (loss) to net cash provided by
operating
  activities:
     Equity in subsidiaries losses                     722                                             (722)
     Depreciation and amortization                   9,054           2,141            760                                11,955
     (Gain) loss on sale of property and
       equipment                                      (151)                            (5)                                 (156)
     Deferred income taxes                             480          (1,611)             4                                (1,127)
     Other                                             203             250                                                  453
     Changes in assets and liabilities,
       net of the effect of the 1997
          acquisitions
          Accounts and notes receivable             (8,222)          2,632            132                                (5,458)
          Inventory and mold costs                   2,165          (7,028)           (91)                               (4,954)
          Prepaid expenses                          (1,573)             90            (11)                               (1,494)
          Other assets                                  65             350                                                  415
          Accounts payable and accrued
             liabilities                             2,320           4,489             82               466               7,357
          Income taxes payable                        (693)                           (25)                                 (718)
                                              ------------      ----------      ---------       -----------        ------------
Net cash provided by operating
  activities                                         6,626           2,121            123               466               9,336
INVESTING ACTIVITIES
Purchase of Molmec (net of $2,704,958
cash
  received in acquisition)                         (53,198)                                                             (53,198)
Additions to property, plant and                   (10,521)         (2,174)           (81)                              (12,776)
equipment
Purchase of Kendallville                            (7,159)                                                              (7,159)
Proceeds from disposal of property, and
  equipment                                          1,769                              8                                 1,777
Cash and cash equivalents restricted for
  construction of new corporate facility               658                                                                  658
Disbursements to affiliates                        (12,587)                                          12,587
Payments from affiliates                             1,553                                           (1,553)
Equity investment in affiliate                      (4,500)          4,500
Other                                                 (484)                                                                (484)
                                              ------------      ----------      ---------       -----------        ------------
Net cash (used for) provided by investing
activities                                         (84,469)          2,326            (73)           11,034             (71,182)
FINANCING ACTIVITIES
Proceeds from issuance of long term debt           103,962          11,500                          (11,500)            103,962
Payments on long-term debt                         (12,316)         (9,647)          (236)                              (22,199)
Net proceeds from Line of Credit/Revolver          (13,800)         (3,634)            28                               (17,406)
                                              ------------      ----------      ---------       -----------        ------------
Net cash provided (used) by financing
  activities                                        77,846          (1,781)          (208)          (11,500)             64,357
                                              ------------      ----------      ---------       -----------        ------------
Net increase (decrease) in cash                          3           2,666           (158)                                2,511
Cash at beginning of year                                9           1,933            180                                 2,122
                                              ------------      ----------      ---------       -----------        ------------
Cash at end of year                           $         12      $    4,599      $      22                          $      4,633
                                              ============      ==========      =========       ===========        ============

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
   3.1    Articles of Incorporation of LDM Technologies, Inc. (the "Company"), as amended [3.1]*
   3.2    By-laws of the Company [3.5]*
   4.1    Indenture dated as of January 15, 1997 by and among the Company, LDM Holdings, LDM
          Partnership, LDM Canada and IBJ Schroder Bank & Trust Company, as Trustee [4.1]*
   4.2    Form of 10 3/4% Senior Subordinated Note Due 2007, Series B [4.2]* 4.3 Form of Guarantee
          [4.3]*
  10.1(a) Loan and Security Agreement dated as of January 22, 1997 ("Loan Agreement") by and between the Company, as Borrower, and BankAmerica Business Credit, Inc. ("BankAmerica"), as Agent
          for the Lenders [10.2]*
  10.1(b) First Amendment to Loan Agreement dated May 1, 1997. [10.1(b)]***
  10.1(c) Amendment No. 2 and Affirmation of Guaranties to Loan Agreement dated as of July 14, 1997.
          [10.1(c)]***
  10.1(d) Amendment No. 3 and Affirmation of Guaranties to Loan Agreement dated as of September 30,
          1997. [10.1(d)]***
  10.1(e) Amendment No. 4 and Affirmation of Guaranties to Loan Agreement dated as of November 25,
          1997. [10.1(e)]***
  10.2    Intellectual Property Security Agreement dated as of January 22, 1997 made by the Company in favor of BankAmerica, as Agent for Lenders [10.4]*
  10.3    Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics,
          Inc., a Michigan corporation, and Kenco Plastics, Inc., a Kentucky corporation, and Narens Design
          & Engineering Co., a Michigan corporation, dated September 30, 1997 [1].**
  10.4    Asset Purchase Agreement between LDM Technologies, Inc. (a Michigan corporation) and DBM
          Technologies, LLC (a Michigan limited liability company) dated December 31, 1998.
  10.5    Asset Purchase Agreement between GL Industries, Inc. (an Indiana corporation) and New GLI,
          Inc. (an Indiana corporation) dated April 15, 1999.
  11      Statement of Ratio of Earnings to Fixed Charges
  21      Subsidiaries and Affiliates of the Company
  27      Financial Data Schedule

          (b) Reports on Form 8-K.  No reports on Form 8-K were filed by the Registrant for the quarter ended September 29, 1997.