Form 10-Q
period 1999-12-19
LDM TECHNOLOGIES INC
filed 2000-02-02
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 19, 1999

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

                           YES X                  NO

    Number of shares of common stock outstanding as of January 28, 2000: 600

                                 Total pages: 21
                             Listing of exhibits: 20

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                Page No.
                                                                               -------------

        PART I       FINANCIAL INFORMATION

        ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets, December 19, 1999 and
           September 26, 1999                                                      3

        Condensed Consolidated Statements of Income, three months ended
           December 19, 1999 and December 27, 1998                                 4

        Condensed Consolidated Statements of Cash Flows, three months ended
           December 19, 1999 and December 27, 1998                                 5

        Notes to Condensed Consolidated Financial Statements                       6

        ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS
                      OF OPERATIONS                                                14

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

        Item 5        Other Information                                        Not applicable

        Item 6        Exhibits and Reports on Form 8-K                         (a) Exhibit 27
                                                                               Financial Data
                                                                               Schedule

                      Signature Page

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)



                                              DECEMBER 19, 1999                    SEPTEMBER 26, 1999
                                                 (UNAUDITED)                             (NOTE)
                                            ----------------------               -----------------------

ASSETS
Current assets:
   Cash                                                    $3,107                               $4,317
   Accounts Receivable                                     87,414                               79,434
   Raw materials                                           14,199                               12,827
   Work in process                                          2,073                                1,872
   Finished goods                                           5,150                                6,084
   Mold costs                                              14,698                               12,706
   Refundable income taxes                                                                       1,385
   Deferred income taxes                                    2,157                                1,947
   Other current assets                                     2,098                                1,960
                                            ----------------------               ----------------------
     Total current assets                                 130,896                              122,532

Net property, plant and equipment                         108,681                              121,116
Goodwill, net                                              58,483                               59,688
Debt issue costs, net                                       5,050                                5,126
Equity investments in affiliates                            2,791                                2,091
Note receivable from affiliate                              2,518                                  895
Other assets                                                  693                                  695
                                            ----------------------               ----------------------
     Totals                                              $309,112                             $312,143
                                            ======================               ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan                                         $39,034                              $33,276
   Accounts payable                                        52,755                               55,120
   Accrued liabilities                                     19,480                               17,976
   Accrued interest                                         5,584                                3,599
   Accrued compensation                                     8,149                                7,988
   Income taxes payable                                        69
   Current maturities of long-term debt                    11,564                               11,564
                                            ----------------------               ----------------------
     Total current liabilities                            136,635                              129,523

Long-term debt due after one year                         156,747                              168,262
Deferred income taxes                                       1,354                                1,438

STOCKHOLDERS' EQUITY
   Common Stock (par value $.10, issued
   and outstanding 600 shares; authorized
   100,000 shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                       13,873                               12,525
   Accumulated other comprehensive income                     409                                  301
                                            ----------------------               ----------------------
   Total stockholders' equity                              14,376                               12,920
                                            ----------------------               ----------------------
     Totals                                              $309,112                             $312,143
                                            ======================               ======================


Note: The balance sheet at September 26, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)


                                                                    (Unaudited)
                                                                 Three Months Ended
                                            -------------------------------------------------------------
                                              December 19, 1999                       December 27, 1998
                                            ----------------------                   --------------------
Revenues
   Net product sales                                     $118,929                               $132,438
   Net mold sales                                           6,467                                  5,658
                                            ----------------------                   --------------------
                                                          125,396                                138,096

Cost of Sales
   Cost of product sales                                   96,038                                106,760
   Cost of mold sales                                       6,454                                  6,300
                                            ----------------------                   --------------------
                                                          102,492                                113,060
                                            ----------------------                   --------------------

Gross Margin                                               22,904                                 25,036

Selling, general and administrative                        15,354                                 15,620
expenses                                    ----------------------                   --------------------

Operating profit                                            7,550                                  9,416
Interest expense                                          (4,653)                                (5,396)
Other income, net                                           (292)                                   (68)
                                            ----------------------                   --------------------

Income before income taxes                                  2,605                                  3,952

Provision for income taxes                                  1,257                                  2,250
                                            ----------------------                   --------------------
Net income                                                 $1,348                                 $1,702
                                            ======================                   ====================


See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                -----------------------------------------------
                                                                    December 19,               December 27,
                                                                         1999                       1998
                                                                -------------------          ------------------

Net cash provided (used) by operating activities                            $(607)                     $6,439

Cash flows from investing activities
   Additions to property, plant and equipment                              (2,482)                     (4,044)
   Proceeds from disposal of property, plant and equipment                  8,258
                                                                -----------------            ----------------
             Net cash provided (used) for investing activities              5,776                      (4,044)


Cash flows from financing activities
   Costs associated with debt acquisition                                     (73)                        (68)
   Advances to affiliates                                                    (549)
   Payments on long-term debt                                             (11,515)                     (2,996)
   Net borrowings on line of credit                                         5,758                         947
                                                                -----------------            ----------------
                        Net cash used for financing activities             (6,379)                     (2,117)
                                                                -----------------            ----------------

Net cash change                                                            (1,210)                        278
Cash at beginning of period                                                 4,317                       3,317
                                                                -----------------            ----------------
Cash at end of period                                                      $3,107                      $3,595
                                                                =================            ================

Supplemental information
   Depreciation and amortization                                           $5,785                      $5,129
                                                                =================            ================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending December 19, 1999 is not necessarily indicative of the results that may be expected for the year ending September 24, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 26, 1999.

The Company closed its quarter ended December 19, 1999 one week early to allow for Year 2000 testing. The quarter ended December 19, 1999 contains 12 weeks versus a 13 week quarter for the preceding year. As a result, certain fixed costs may appear higher as a percentage of sales in the quarter ended December 19, 1999 compared to the quarter ended December 27, 1998. The week ended December 26, 1999 resulted in product sales of $6,754. Management estimates that pretax income would have increased by 15% of such sales if this week would have been included in the first quarter of the Company's fiscal year 2000.

2.       Sale of Blowmolding Machinery and Equipment to DBM Technologies, LLC

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

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

3.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 12 of the Company's consolidated financial statements as of and for the fiscal year ended September 26, 1999.

5.       Supplemental Guarantor Information

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes and the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company and LDM Holding Canada, Inc. The non-guarantor subsidiaries are Como, LDM Germany, LDM Mexico, and LDM Holding Mexico, Inc. LDM Mexico and Como are currently inactive.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como, LDM Mexico, and LDM Germany (the "non-guarantor subsidiaries") is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and its guarantor and non-guarantor subsidiaries.

                            LDM TECHNOLOGIES, INC.
    Condensed Consolidating Balance Sheet as of December 19, 1999 (Unaudited)
                             (dollars in thousands)

                                                      LDM
                                                  Technologies,         LDM         Nonguarantor     Consolidating
                                                      Inc              Canada       Subsidiaries        Entries         Consolidated
                                                  ------------        ---------     ------------     -------------      ------------
ASSETS
Current assets:
   Cash                                              $      31                        $   3,076                          $   3,107
   Accounts receivable                                  70,197        $  13,886           3,331                             87,414
   Raw materials                                        10,891            1,936           1,372                             14,199
   Work in process                                       1,449              299             325                              2,073
   Finished goods                                        3,959              892             299                              5,150
   Mold costs                                           11,562            3,098              38                             14,698
   Deferred income taxes                                 2,157                                                               2,157
   Other current assets                                  1,819              264              15                              2,098
                                                     ---------        ---------       ---------          ---------       ---------
      Total current assets                             102,065           20,375           8,456                            130,896


Net property, plant and equipment                       90,143           14,441           4,097                            108,681
Investment in subsidiaries                               8,637                                            $ (8,637)
Goodwill, net                                           58,483                                                              58,483
Debt issue costs, net                                    5,050                                                               5,050
Equity investments in affiliates                         2,791                                             (15,818)          2,791
Notes receivable due from affiliates                    18,336                                                               2,518
Other assets                                               693                                                                 693
                                                     ---------        ---------       ---------          ---------       ---------
     Totals                                          $ 286,198        $  34,816       $  12,553          $ (24,455)      $ 309,112
                                                     =========        =========       =========          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan                                    $  39,034                                                           $  39,034
   Accounts payable                                     37,424        $  11,199       $   4,239          $    (107)         52,755
   Accrued liabilities                                  15,622            2,824           1,034                             19,480
   Accrued interest                                      5,584                                                               5,584
   Accrued compensation                                  6,092              387           1,670                              8,149
   Income taxes payable                                     69                                                                  69
   Current maturities of long-term debt                 11,564                                                              11,564
                                                     ---------        ---------       ---------          ---------       ---------
                                                       115,389           14,410           6,943               (107)        136,635
     Total current liabilities

Long-term debt due after one year                      156,747                                                             156,747
Deferred income taxes                                      117            1,237                                              1,354
Note payable to affiliates                                               10,532          11,068            (21,600)

STOCKHOLDERS' EQUITY
Common stock                                                              5,850           2,944             (8,794)
Additional paid-in capital                                  94                                                                  94
Retained earnings                                       13,873            2,787          (8,833)             6,046          13,873
Accumulated other comprehensive income                     (22)                             431                                409
                                                     ---------        ---------       ---------         ----------       ---------
   Total stockholders' equity                           13,945            8,637           5,458             (2,748)         14,376
                                                     ---------        ---------       ---------         ----------       ---------
     Totals                                          $ 286,198        $  34,816       $  12,553         $  (24,455)      $ 309,112
                                                     =========        =========       =========         ==========       =========

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 26, 1999 (Unaudited)
                             (dollars in thousands)


                                                         LDM
                                                    Technologies,        LDM        Nonguarantor     Consolidating
                                                        Inc.           Canada       Subsidiaries        Entries        Consolidated
                                                   -------------     ----------     ------------    ---------------    ------------

ASSETS
Current assets:
   Cash                                              $   2,184                       $   2,133                             4,317
   Accounts receivable                                  60,613       $  13,748           5,073                            79,434
   Raw materials                                         9,456           1,941           1,430                            12,827
   Work in process                                       1,336             240             296                             1,872
   Finished goods                                        4,977             692             415                             6,084
   Mold costs                                           10,193           2,379             134                            12,706
   Refundable income taxes                               1,312              73                                             1,385
   Deferred income taxes                                 1,947                                                             1,947
   Other current assets                                  1,817             143                                             1,960
                                                     ---------       ---------       ---------          ---------      ---------
     Total current assets                               93,835          19,216           9,481                           122,532

Net property, plant and equipment, at cost             102,017          14,650           4,449                           121,116
Investment in subsidiaries and affiliates               10,269                                           $ (8,178)         2,091
Note receivable affiliates                              17,175                                            (16,280)           895
Goodwill                                                59,688                                                            59,688
Debt issue costs                                         5,126                                                             5,126
Other                                                      695                                                               695
                                                     ---------       ---------       ---------          ---------      ---------
     Totals                                          $ 288,805       $  33,866       $  13,930          ($ 24,458)     $ 312,143
                                                     =========       =========       =========          =========      =========


LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Lines of credit and revolving loan                $  33,276                                                            33,276
   Accounts payable                                     39,231       $  11,300       $   4,635          ($     46)        55,120
   Accrued liabilities                                  14,004           2,420           1,552                            17,976
   Accrued interest                                      3,599                                                             3,599
   Accrued compensation                                  5,988             282           1,718                             7,988
   Current maturities of long-term debt                 11,564                                                            11,564
                                                     ---------       ---------       ---------          ---------      ---------
     Total current liabilities                         107,662          14,002           7,905                (46)       129,523

Long-term debt due after one year                      168,262          10,532          10,897            (21,429)       168,262
Deferred income taxes                                      284           1,154                                             1,438

STOCKHOLDERS' EQUITY
Common stock                                                             5,850           2,943             (8,793)
Additional paid-in capital                                  94                                                                94
Retained earnings                                       12,525           2,328          (8,138)             5,810         12,525
Accumulated other comprehensive income                     (22)                            323                               301
                                                     ---------       ---------       ---------          ---------      ---------
   Total stockholders' equity (loss)                    12,597           8,178          (4,872)            (2,983)        12,920
                                                     ---------       ---------       ---------          ---------      ---------
   Total liabilities and stockholders' equity        $ 288,805       $  33,866       $  13,930          ($ 24,458)     $ 312,143
                                                     =========       =========       =========          =========      =========


                            LDM TECHNOLOGIES, INC.
            Condensed Consolidating Statement of Operations for Three
                   Months ended December 19, 1999 (Unaudited)
                             (dollars in thousands)



                                               LDM
                                          Technologies,           LDM          Nonguarantor       Consolidating
                                               Inc.             Canada         Subsidiaries          Entries          Consolidated
                                          ---------------    --------------   ----------------   ----------------    ---------------
Revenues:
   Net product sales                             $92,601           $18,340             $7,988                              $118,929
   Net mold sales                                  6,467                                                                      6,467
                                          --------------     -------------    ---------------    ---------------     --------------
                                                  99,068            18,340              7,988                               125,396
Cost of Sales
   Cost of product sales                          70,995            17,276              7,767                                96,038
   Cost of mold sales                              6,454                                                                      6,454
                                          --------------     -------------    ---------------    ---------------     --------------
                                                  77,449            17,276              7,767                               102,492
                                          --------------     -------------    ---------------    ---------------     --------------
Gross Margin                                      21,619             1,064                221                                22,904

Selling, general and administrative
expenses                                          14,550               308                496                                15,354
                                          --------------     -------------    ---------------    ---------------     --------------

Operating profit (loss)                            7,069               756               (275)                                7,550
Interest expense                                  (4,653)             (274)              (161)              $435             (4,653)
Other income (expense), net                          475               156               (259)              (435)               (63)
Equity in net loss of subsidiaries
and affiliates                                      (465)                                                    236               (229)
                                          --------------     -------------    ---------------    ---------------     --------------
Income (loss) before income taxes                  2,426               638               (695)               236              2,605

Provision for income taxes                         1,078               179                                                    1,257
                                          --------------     -------------    ---------------    ---------------     --------------
Net income (loss)                                 $1,348              $459              $(695)              $236             $1,348
                                          ==============     =============    ===============    ===============     ==============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months Ended
                         December 27, 1998 (Unaudited)
                             (dollars in thousands)


                                               LDM
                                          Technologies,           LDM          Nonguarantor       Consolidating
                                               Inc.             Canada         Subsidiaries          Entries          Consolidated
                                          ---------------    --------------   ----------------   ----------------    ---------------
Revenues:
   Net product sales                            $105,631           $15,544            $11,263                              $132,438
   Net mold sales                                  5,613                18                 27                                 5,658
                                          ---------------    --------------   ----------------   ----------------    ---------------
                                                 111,244            15,562             11,290                               138,096
Cost of Sales
   Cost of product sales                          80,593            14,302             11,865                               106,760
   Cost of mold sales                              6,277                                   23                                 6,300
                                          ---------------    --------------   ----------------   ----------------    ---------------
                                                  86,870            14,302             11,888                               113,060
                                          ---------------    --------------   ----------------   ----------------    ---------------
Gross Margin                                      24,374             1,260               (598)                               25,036

Selling, general and administrative
expenses                                          14,366               283                971                                15,620
                                          ---------------    --------------   ----------------   ----------------    ---------------

Operating profit (loss)                           10,088               977             (1,569)                                9,416
Interest expense                                  (5,299)             (304)              (267)                474            (5,396)
Other income (expense), net                          452               (83)                37                (474)              (68)
Equity in net income of subsidiaries                 201                                                     (201)
                                          ---------------    --------------   ----------------   ----------------    ---------------

Income (loss) before income taxes                  5,362               590             (1,799)               (201)            3,952

Provision (credit) for income taxes                2,803               167               (720)                                2,250
                                          ---------------    --------------   ----------------   ----------------    ---------------
Net income (loss)                                 $2,559              $423            $(1,079)              $(201)           $1,702
                                          ===============    ==============   ================   ================    ===============

                            LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 19, 1999 (Unaudited)
                             (dollars in thousands)

                                                                LDM
                                                            Technologies,       LDM        Nonguarantor
                                                                Inc.          Canada       Subsidiaries      Consolidated
                                                            -------------    ----------    -------------     -------------


Net cash provided (used) by operating activities                $(1,692)          $313             $772            $(607)

Cash flows from investing activities
   Additions to property, plant and equipment                    (2,169)         (313)                            (2,482)
  Proceeds from disposal of property, plant and equipment          8,258                                            8,258

                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by investing activities         6,089         (313)                              5,776


Cash flows from financing activities
  Borrowing (to)/from affiliates                                   (720)                            171             (549)
  Costs associated with debt acquisition                            (73)                                             (73)
  Payments on long-term debt                                    (11,515)                                         (11,515)
  Net proceeds from line of credit borrowings                      5,758                                            5,758
                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by financing activities       (6,550)                            171           (6,379)
                                                            -------------    ----------    -------------     -------------

Net cash change                                                  (2,153)                            943           (1,210)
Cash at beginning of period                                        2,184                          2,133             4,317
                                                            -------------    ----------    -------------     -------------
Cash at end of period                                                $31       $                 $3,076            $3,107
                                                            =============    ==========    =============     =============

Supplemental information:
Depreciation and amortization                                     $4,911          $522             $352            $5,785
                                                            =============    ==========    =============     =============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 27, 1998 (Unaudited)
                             (dollars in thousands)


                                                             LDM
                                                         Technologies,       LDM       Nonguarantor   Consolidating
                                                             Inc.          Canada     Subsidiaries       Entries      Consolidated
                                                         -------------   -----------  -------------   -------------  --------------


Net cash provided by operating activities                   $ 4,663      $   325        $ 1,451                       $ 6,439

Cash flows from investing activities
   Additions to property, plant and equipment                (3,539)        (119)          (386)                       (4,044)
  Disbursements on notes receivable to affiliates              (204)                                     $   204
                                                            -------      -------        -------          -------      -------
                 Net cash used for investing activities      (3,743)        (119)          (386)             204       (4,044)


Cash flows from financing activities
Costs associated with debt acquisition                          (68)           2            202                           (68)
Proceeds from long-term debt                                                                                 204
Payments on long-term debt                                   (2,996)                                                   (2,996)
Net proceeds (repayment) from online of credit
  borrowings                                                  1,501                        (554)                          947
                                                            -------        ------        -------         -------      -------
       Net cash provided (used) by financing activities      (1,563)           2           (352)            (204)      (2,117)
                                                            -------      -------        -------          -------      -------

Net cash change                                                (643)         208            713                           278
Cash at beginning of period                                     673        1,317          1,327                         3,317
                                                            -------      -------        -------          -------      -------
Cash at end of period                                       $    30      $ 1,525        $ 2,040          $            $ 3,595
                                                            =======      =======        =======          =======      =======
Supplemental information:
Depreciation and amortization                               $ 4,228      $   470        $   431          $            $ 5,129
                                                            =======      =======        =======          =======      =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this section, the words "anticipate,""believe,""estimate"and "expect"and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production; (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's financial results for the quarter ended December 19, 1999 continue to reflect the positive impact of its strategic initiatives, which include recent acquisitions and divestitures.

The Company closed its quarter ended December 19, 1999 one week early to allow for Year 2000 testing. The quarter ended December 19, 1999 contains 12 weeks versus a 13 weeks quarter for the preceding year. As a result, certain fixed costs may appear higher as a percentage of sales in the quarter ended December 19, 1999 compared to the quarter ended December 27, 1998. The week ended December 26, 1999 resulted in product sales of $6,754. Management estimates that pretax income would have increased by 15% of such sales if this week would have been included in the first quarter of the Company's fiscal year 2000.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 19, 1999 COMPARED TO THE QUARTER ENDED
DECEMBER 27, 1998

Net sales for the quarter ended December 19, 1999 ("first quarter 2000") were $125.4 million, a decrease of $12.7 million or 9.2% from the quarter ended December 27, 1998 ("first quarter 1999"). First quarter 2000 net sales were comprised of approximately $118.9 million of automotive product sales and $6.5 million of tooling sales. The decline in net sales is primarily the result of the sale of the Company's Kenco business and the current year 12 week quarter discussed above.

Gross margin was $22.9 million or 18.3% of net sales for the first quarter 2000 compared with $25.0 million or 18.1% of net sales for the first quarter 1999. First quarter 2000 gross margin related to automotive product sales was $22.9 million or 19.3% of net product sales compared to $25.3 million or 19.7% of net product sales for the first quarter of 1999. The slight decline in gross margin percentage related to product sales is the result of the 12 week quarter discussed above.

Selling, General and Administrative (SG&A) expense for the first quarter 2000 was $15.4 million, or 12.3% of net sales compared to $15.6 million, or 11.3% of net sales for the first quarter of 1999. The increase in first quarter 2000 as a percentage of sales is the result of the 12 week quarter discussed above.

Interest expense for the first quarter 2000 was $4.7 million compared to $5.4 million for the first quarter 1999. The decrease in interest expense is primarily due to scheduled debt repayments and debt repayment related to the sale of the Company's blowmolding machinery and equipment.

The provision for income taxes for the first quarter 2000 was $1.3 million. The effective tax rate for the first quarter of 2000 was 48.3% compared to 56.9% for the first quarter 1999. The high effective rates are due to certain nondeductible expenses and foreign tax in excess of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of December 19, 1999, the Company had $156.7 million of long-term debt outstanding, $50.6 million of revolving loans and current maturities of long-term debt outstanding, and $16.0 million of borrowing availability under its revolving credit facility.

Cash used by operating activities in first quarter 2000 was $0.6 million compared to $6.4 million of cash provided by operating activities in the first quarter 1999. The decrease is due to the timing of customer cash remittances as they relate to the end of each fiscal quarter.

Capital expenditures for first quarter 2000 were $2.5 million compared to $4.0 million for first quarter 1999. The Company believes its capital expenditures will be approximately $19.0 million in fiscal year 2000. The majority of the Company's fiscal year 2000 capital expenditures will be used to facilitate new programs launching in fiscal year 2000 and to increase painting capacity for programs launching in fiscal year 2000 and 2001. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

YEAR 2000 COMPLIANCE:

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00"as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company determined that it was required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that modifications or replacements of existing software and certain hardware have mitigated the Year 2000 Issue. However, other matters related to the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) were at risk. Affected systems include automated assembly lines and related robotic technologies used in various aspects of the manufacturing process. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and subcontractors and continues to monitor their compliance.

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

The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents are Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

COST

The Company has utilized both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project approximated $7 million, and was funded through operating cash flows. The total expenditures were comprised of $4 million of new hardware, software, and operating equipment which was capitalized, and the remaining $3 million relates to repairs and implementation costs which were expensed as incurred. Such expenditures were incurred during the Company's 1998 and 1999 fiscal years.

RISKS

Management of the Company believes it completed an effective program to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed all necessary phases of the Year 2000 program. Disruptions in the economy generally resulting from the Year 2000 Issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLAN

The Company had contingency plans for certain critical applications. These contingency plans involved, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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

                                                                                                Implement
                                                                                                contingency plans or
                                                                                                other alternatives
                                                                                                as necessary,
                                                                                                December 1999
----------------------------- -------------------- ---------------------- --------------------- ----------------------

POST YEAR 2000 ISSUES

As of the date of this filing, the Company has not experienced any disruptions in its operations and has been able to process transactions and engage in normal business activities. No issues have been encountered or are anticipated that would have a material impact on the Company.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LDM TECHNOLOGIES, INC.



                                           By: /s/ Gary E. Borushko
                                               -----------------------------
                                                   Gary E. Borushko
                                                   Chief Financial Officer

                                           By: /s/ Bradley N. Frederick
                                               -----------------------------
                                                   Bradley N. Frederick
                                                   Director of Finance
                                                   Chief Accounting Officer


Dated: February 2, 2000

                                INDEX TO EXHIBITS

             EXHIBIT NO                  DESCRIPTION
             -------------------         -----------------------------
                 27                      Financial Data Schedule