Form 10-Q
period 2000-03-26
LDM TECHNOLOGIES INC
filed 2000-05-10
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2000

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

                           YES X                 NO

        Number of shares common stock outstanding as of May 5, 2000: 600

                                 Total pages: 22

                           Listing of exhibits: _____

                      LDM TECHNOLOGIES, INC.

                               INDEX

                                                                        Page No.
 PART I       FINANCIAL INFORMATION

 ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

 Condensed Consolidated Balance Sheets, March 26, 2000 and
    September 26, 1999                                                      3

 Condensed Consolidated Statements of Income, three months ended
   March 26, 2000 and March 28, 1999                                        4

 Condensed Consolidated Statements of Income, six months ended
   March 26, 2000 and March 28, 1999                                        5

 Condensed Consolidated Statements of Cash Flows, six months ended          6
    March 26, 2000 and March 28, 1999

 Notes to Condensed Consolidated Financial Statements                       7

 ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     17
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

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                                                                    MARCH 26, 2000     SEPTEMBER 26, 1999
                                                                                      (UNAUDITED)            (NOTE)
                                                                                    --------------     ------------------
         ASSETS
         Current assets:
             Cash                                                                        $  2,059           $  4,317
             Accounts receivable                                                           90,580             79,434
             Raw materials                                                                 12,155             12,827
             Work in process                                                                2,094              1,872
             Finished goods                                                                 5,978              6,084
             Mold costs                                                                    14,306             12,706
             Refundable income taxes                                                                           1,385
             Deferred income taxes                                                          2,417              1,947
             Other current assets                                                           2,075              1,960
                                                                                         --------           --------
                Total current assets                                                      131,664            122,532

         Net property, plant and equipment                                                107,196            121,116
         Goodwill, net                                                                     57,520             59,688
         Debt issue costs, net                                                              4,831              5,126
         Equity investment in affiliates                                                    3,216              2,091
         Notes receivable from affiliate                                                    2,730                895
         Other assets                                                                         693                695
                                                                                         --------           --------
                Totals                                                                   $307,850           $312,143
                                                                                         ========           ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Revolving loan                                                              $ 32,044           $ 33,276
             Accounts payable                                                              61,722             55,120
             Accrued liabilities                                                           21,281             17,976
             Accrued interest                                                               2,959              3,599
             Accrued compensation                                                           6,917              7,988
             Income taxes payable                                                             887
             Current maturities of long-term debt                                          11,564             11,564
                                                                                         --------           --------
                Total current liabilities                                                 137,374            129,523

         Long-term debt due after one year                                                154,065            168,262
         Deferred income taxes                                                              1,954              1,438

         STOCKHOLDERS' EQUITY
             Common Stock (par value $.10, issued and outstanding
               600 shares; authorized 100,000 shares)
             Additional paid-in capital                                                        94                 94
             Retained earnings                                                             13,418             12,525
             Accumulated other comprehensive income                                           945                301
                                                                                         --------           --------
             Total stockholders' equity                                                    14,457             12,920
                                                                                         --------           --------
                Totals                                                                   $307,850           $312,143
                                                                                         ========           ========

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

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)


                                                                                    UNAUDITED
                                                                               THREE MONTHS ENDED
                                                                        MARCH 26, 2000    MARCH 28, 1999
                                                                        --------------    --------------
                        Revenues:
                            Net product sales                              $ 123,465         $ 111,179
                            Net mold sales                                    14,238            22,547
                                                                           ---------         ---------
                                                                             137,703           133,726
                        Cost of Sales
                            Cost of product sales                            101,000            89,747
                            Cost of mold sales                                14,193            22,339
                                                                           ---------         ---------
                                                                             115,193           112,086
                                                                           ---------         ---------

                        Gross margin                                          22,510            21,640
                        Selling, general and administrative expenses          15,865            15,151
                                                                           ---------         ---------

                        Operating profit                                       6,645             6,489
                        Interest expense                                      (5,661)           (5,625)
                        Equity in net income (loss) of affiliates                207            (1,333)
                        Unrealized loss on foreign currency                     (675)             (766)
                          translation
                        Other (expense) income, net                              (54)               54
                                                                           ----------        ---------

                        Income (loss) before income taxes                        462            (1,181)

                        Provision for income taxes                               915               806
                                                                           ---------         ---------
                        Net income (loss)                                  $    (453)        $  (1,987)
                                                                           ==========        ==========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the three months ended March 28, 1999. Other comprehensive income for the three months ended March 26, 2000 was $536 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)


                                                                                   UNAUDITED
                                                                                SIX MONTHS ENDED
                                                                      MARCH 26, 2000    MARCH 28, 1999
                                                                      --------------    --------------
                      Revenues:
                          Net product sales                             $ 242,393         $ 243,616
                          Net mold sales                                   20,704            28,205
                                                                        ---------         ---------
                                                                          263,097           271,821
                      Cost of Sales
                          Cost of product sales                           197,038           196,506
                          Cost of mold sales                               20,647            28,639
                                                                        ---------         ---------
                                                                          217,685           225,145
                                                                        ---------         ---------

                      Gross margin                                         45,412            46,676

                      Selling, general and administrative expenses         31,220            30,771
                                                                        ---------         ---------

                      Operating profit                                     14,192            15,905
                      Interest expense                                    (10,333)          (10,822)
                      Equity in net income (loss) of affiliates               (22)           (1,316)
                      Unrealized loss on foreign currency                    (799)             (728)
                        translation
                      Other (expense) income, net                              27              (268)
                                                                        ---------         ----------

                      Income before income taxes                            3,065             2,771

                      Provision for income taxes                            2,172             3,056
                                                                        ---------         ---------
                      Net income (loss)                                 $     893         $    (285)
                                                                        =========         ==========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the six months ended March 28, 1999. Other comprehensive income for the six months ended March 26, 2000 was $644 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                                (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                    MARCH 26, 2000    MARCH 28, 1999
                                                                                    --------------    --------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  11,929         $  11,014

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and equipment                                  (5,677)           (8,151)
             Proceeds from sale of assets of Kenco Plastics to DBM Technologies                             5,515
                joint venture
             Proceeds from disposal of property, plant and equipment                      8,258
             Equity contributed to affiliate                                                (49)
                                                                                      ---------         ---------
                            NET CASH USED FOR INVESTING ACTIVITIES                        2,532            (2,636)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances to affiliates                                                          (1,108)           (1,803)
         Proceeds from long-term debt issuance, net of $249 issuance costs in
                1999; $182 in 2000                                                         (182)            7,251
         Payments on long-term debt                                                     (14,197)           (5,401)
         Net borrowings (repayments) on lines of credit                                  (1,232)           (6,307)
                                                                                      ---------         ---------

                            NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (16,719)           (6,260)
                                                                                      ---------         ---------


         Net cash change                                                                 (2,258)            2,118
         Cash at beginning of period                                                      4,317             3,317
                                                                                      ---------         ---------
         Cash at end of period                                                        $   2,059         $   5,435
                                                                                      =========         =========

         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                                                $  11,246         $  10,410
                                                                                      =========         =========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 26, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 26, 1999.

2. SALE OF BLOWMOLDING MACHINERY AND EQUIPMENT TO DBM TECHNOLOGIES, LLC

Effective as of December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the DBM joint venture for an amount equal to the net book value of the assets sold. The sales price of the net current assets approximated $8.8 million.

The Company initially leased all machinery and equipment of the Kenco business to the joint venture, and is subleasing to the joint venture all real properties in the Kenco operations.

As part of the original transaction, the Company provided a subordinated $1.8 million loan to the joint venture and guaranteed $1.0 million of the joint venture line of credit borrowings. As a result of those terms, and the relatively small amount of equity contributed to the joint venture by the independent third party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company has recorded 100% of the joint venture losses as equity losses.

On December 8, 1999, the Company sold all of the machinery and equipment of the Kenco business to the joint venture for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from the joint venture.

As part of the transaction, the joint venture refinanced its line of credit, which released the Company from the $1 million guarantee discussed above.

The joint venture's new senior lender required the Company to subordinate all amounts due from the joint venture at the time of refinancing. As a result, the previous subordinated note payable to the Company was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments beginning June 1, 2000 and shall be fully paid on or before December 8, 2004. Equity losses have been netted against the notes in consolidation.

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

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como, LDM Mexico, and LDM Germany (the non-guarantor subsidiaries) is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
           Condensed Consolidating Balance Sheet as of March 26, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                       LDM
                                                   Technologies,       LDM       Nonguarantor   Consolidating
                                                        Inc.          Canada     Subsidiaries      Entries       Consolidated
                                                   -------------      ------     -------------  -------------    ------------
            ASSETS
            Current assets:
                Cash                                 $      29                      $  2,030                       $  2,059
                Accounts receivable                     72,226       $ 14,750          3,604                         90,580
                Raw materials                            9,096          1,738          1,321                         12,155
                Work in process                          1,373            451            270                          2,094
                Finished goods                           4,843            986            149                          5,978
                Mold costs                               9,201          5,037             68                         14,306
                Deferred income taxes                    2,417                                                        2,417
                Other current assets                     1,630            445                                         2,075
                                                     ---------       --------       --------      ---------        --------
                  Total current assets                 100,815         23,407          7,442                        131,664

            Net property, plant and
              equipment                                 89,674         13,768          3,754                        107,196
            Investment in subsidiaries and              12,230                                       (9,014)          3,216
              affiliates
            Notes receivable from affiliates            17,623                                      (14,893)          2,730
            Goodwill, net                               57,520                                                       57,520
            Debt issue costs, net                        4,831                                                        4,831
            Other assets                                   693                                                          693
                                                     ---------       --------       --------      ---------        --------
                  Totals                             $ 283,386       $ 37,175       $ 11,196      $ (23,907)       $307,850
                                                     =========       ========       ========      =========        ========

            LIABILITIES AND STOCKHOLDERS'
            EQUITY
            Current liabilities:
                Revolving loan                       $  32,044                                                     $ 32,044
                Accounts payable                        45,469       $ 12,871       $  3,905           (523)         61,722
                Accrued liabilities                     17,234          3,001          1,046                         21,281
                Accrued interest                         2,959                                                        2,959
                Accrued compensation                     5,009            468          1,440                          6,917
                Income taxes payable                       887                                                          887
                Current maturities of
                  long-term debt                        11,564                                                       11,564
                                                     ---------       --------       --------      ---------        --------
                Total current liabilities              115,166         16,340          6,391           (523)        137,374

            Long-term debt due after one year          154,065         10,532         11,268        (21,800)        154,065
            Deferred income taxes                          665          1,289                                         1,954

            STOCKHOLDERS' EQUITY
                Common stock                                            5,850          2,943         (8,793)
                Additional paid-in capital                  94                                                           94
                Retained earnings                       13,418          3,164        (10,373)         7,209          13,418
                Accumulated other comprehensive
                  income                                   (22)                          967                            945
                                                     ----------      --------       --------      ---------        --------
                Total stockholders' equity              13,490          9,014         (6,463)        (1,584)         14,457
                                                     ---------       --------       --------      ---------        --------

                  Totals                             $ 283,386       $ 37,175       $ 11,196      $ (23,907)       $307,850
                                                     =========       ========       ========      ---------        ========

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 26, 1999 (Unaudited)
                             (dollars in thousands)


                                                     LDM
                                               Technologies,          LDM            Nonguarantor   Consolidating
                                                      Inc.           Canada          Subsidiaries       Entries       Consolidated
                                               -------------         ------          ------------   -------------     ------------
ASSETS
Current assets:
   Cash                                           $  2,184                                 $2,133                           $4,317
   Accounts receivable                              60,613             $13,748              5,073                           79,434
   Raw materials                                     9,456               1,941              1,430                           12,827
   Work in process                                   1,336                 240                296                            1,872
   Finished goods                                    4,977                 692                415                            6,084
   Mold costs                                       10,193               2,379                134                           12,706
   Refundable income taxes                           1,312                  73                                               1,385
   Deferred income taxes                             1,947                                                                   1,947
   Other current assets                              1,817                 143                                               1,960
                                                  --------             -------            -------        -------          --------
     Total current assets                           93,835              19,216              9,481                          122,532

Net property, plant and equipment, at cost         102,017              14,650              4,449                          121,116
Investment in subsidiaries and affiliates           10,269                                               $(8,178)            2,091
Note receivable affiliates                          17,175                                               (16,280)              895
Goodwill                                            59,688                                                                  59,688
Debt issue costs                                     5,126                                                                   5,126
Other                                                  695                                                                     695
                                                  --------             -------            -------        -------          --------
     Totals                                       $288,805             $33,866            $13,930       ($24,458)         $312,143
                                                  ========             =======            =======       =========         ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Revolving loan                                 $ 33,276                                                                 $33,276
   Accounts payable                                 39,231             $11,300             $4,635           ($46)           55,120
   Accrued liabilities                              14,004               2,420              1,552                           17,976
   Accrued interest                                  3,599                                                                   3,599
   Accrued compensation                              5,988                 282              1,718                            7,988
   Current maturities of long-term debt             11,564                                                                  11,564
                                                  --------             -------            -------        -------          --------
     Total current liabilities                     107,662              14,002              7,905            (46)          129,523

Long-term debt due after one year                  168,262              10,532             10,897        (21,429)          168,262
Deferred income taxes                                  284               1,154                                               1,438

STOCKHOLDERS' EQUITY
Common stock                                                             5,850              2,943         (8,793)
Additional paid-in capital                              94                                                                      94
Retained earnings                                   12,525               2,328             (8,138)         5,810            12,525
Accumulated other comprehensive income (loss)          (22)                                   323                              301
                                                  --------             -------            -------        -------          --------
   Total stockholders' equity                       12,597               8,178             (4,872)        (2,983)           12,920
                                                  --------             -------            -------        -------          --------
     Total liabilities and stockholders' equity   $288,805             $33,866            $13,930       ($24,458)         $312,143
                                                  ========             =======            =======       ========          ========

                             LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Income for the
                        Three-Months Ended March 26, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                       LDM
                                                  Technologies,      LDM      Nonguarantor   Consolidating
                                                      Inc.         Canada     Subsidiaries      Entries      Consolidated
                                                  -------------   -------     ------------   -------------   ------------
             Revenues:
                  Net product sales                 $  96,693     $ 19,191      $  7,581                      $123,465
                  Net mold sales                       14,166                         72                        14,238
                                                    ---------     --------      --------       -------        --------
                                                      110,859       19,191         7,653                       137,703
             Cost of Sales
                  Cost of product sales                75,652       17,579         7,769                       101,000
                  Cost of mold sales                   14,193                                                   14,193
                                                    ---------     --------      --------       -------        --------
                                                       89,845       17,579         7,769                       115,193
                                                    ---------     --------      --------       -------        --------

             Gross margin                              21,014        1,612          (116)                       22,510

             Selling, general and administrative
                 expenses                              14,558          818           489                        15,865
                                                    ---------     --------      --------       -------        --------

             Operating profit (loss)                    6,456          794          (605)                        6,645
             Interest expense                          (5,632)        (323)         (193)          487          (5,661)
             Equity in net loss of subsidiaries
                 and affiliates                          (956)                                   1,163             207
             Unrealized loss on foreign currency
                 translation                                            67          (742)                         (675)
             Other income (expense), net                  427            6                        (487)            (54)
                                                    ---------     --------      --------       -------        --------

             Income (loss) before income taxes            295          544        (1,540)        1,163             462

             Provision (credit) for income taxes          748          167                                         915
                                                    ---------     --------      --------       -------        --------
             Net income (loss)                      $    (453)    $    377      $ (1,540)      $ 1,163        $   (453)
                                                    =========     ========      ========       =======        ========

                             LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Income for the
                        Three-Months Ended March 28, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                     LDM
                                                Technologies,     LDM       Nonguarantor   Consolidating
                                                    Inc.         Canada     Subsidiaries      Entries      Consolidated
                                                -------------    ------     ------------   -------------   ------------
             Revenues:
                  Net product sales                 $  85,294     $ 13,916      $ 11,969                    $111,179
                  Net mold sales                       21,661                        886                      22,547
                                                    ---------     --------      --------       -------      --------
                                                      106,955       13,916        12,855                     133,726
             Cost of Sales
                  Cost of product sales                65,033       12,683        12,031                      89,747
                  Cost of mold sales                   21,496                        843                      22,339
                                                    ---------     --------      --------       -------      --------
                                                       86,529       12,683        12,874                     112,086
                                                    ---------     --------      --------       -------      --------

             Gross margin                              20,426        1,233           (19)                     21,640

             Selling, general and administrative
                 expenses                              13,973          280           898                      15,151
                                                    ---------     --------      --------       -------      --------

             Operating profit (loss)                    6,453          953          (917)                      6,489
             Interest expense                          (5,543)        (307)         (225)          450        (5,625)
             Equity in net loss of subsidiaries        (1,005)                                    (328)       (1,333)
                 and affiliates
             Unrealized loss on foreign currency
                 translation                                                        (766)                       (766)
             Other income (expense), net                  536          (32)                       (450)           54
                                                    ---------     --------      --------      --------      --------

             Income (loss) before income taxes            441          614        (1,908)         (328)       (1,181)

             Provision (credit) for income taxes          504          286            16                         806
                                                    ---------     --------      --------      --------      --------
             Net income (loss)                      $     (63)    $    328      $ (1,924)     $   (328)     $ (1,987)
                                                    =========     ========      ========      ========      ========

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidating Statement of Income
                     for the Six-Months Ended March 26, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                       LDM
                                                  Technologies,      LDM      Nonguarantor   Consolidating
                                                      Inc.         Canada     Subsidiaries     Entries      Consolidated
                                                  -------------    ------     ------------   -------------  ------------
             Revenues:
                  Net product sales                 $ 189,294     $ 37,530      $ 15,569                    $242,393
                  Net mold sales                       20,632                         72                      20,704
                                                    ---------     --------      --------       -------      --------
                                                      209,926       37,530        15,641                     263,097
             Cost of Sales
                  Cost of product sales               146,647       34,855        15,536                     197,038
                  Cost of mold sales                   20,647                                                 20,647
                                                    ---------     --------      --------       -------      --------
                                                      167,294       34,855        15,536                     217,685
                                                    ---------     --------      --------       -------      --------

             Gross margin                              42,632        2,675           105                      45,412

             Selling, general and administrative
                 expenses                              29,109        1,126           985                      31,220
                                                    ---------     --------      --------       -------      --------

             Operating profit (loss)                   13,523        1,549          (880)                     14,192
             Interest expense                         (10,286)        (597)         (354)          904       (10,333)
             Equity in net loss of subsidiaries
                 and affiliates                        (1,421)                                   1,399           (22)
             Unrealized loss on foreign currency
                 translation                                           202        (1,001)                       (799)
             Other income (expense), net                  903           28                        (904)           27
                                                    ---------     --------      --------       --------     --------

             Income (loss) before income taxes          2,719        1,182        (2,235)        1,399         3,065

             Provision (credit) for income taxes        1,826          346                                     2,172
                                                    ---------     --------      --------       -------      --------
             Net income (loss)                      $     893     $    836      $ (2,235)      $ 1,399      $    893
                                                    =========     ========      ========       =======      ========

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidating Statement of Income
                     for the Six-Months Ended March 28, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                       LDM
                                                  Technologies,      LDM      Nonguarantor  Consolidating
                                                      Inc.         Canada     Subsidiaries     Entries     Consolidated
                                                  -------------    ------     ------------  -------------  ------------
             Revenues:
                  Net product sales                 $ 190,925     $ 29,460      $ 23,231                    $243,616
                  Net mold sales                       27,275           18           912                      28,205
                                                    ---------     --------      --------       -------      --------
                                                      218,200       29,478        24,143                     271,821
             Cost of Sales
                  Cost of product sales               145,625       26,985        23,896                     196,506
                  Cost of mold sales                   27,773                        866                      28,639
                                                    ---------     --------      --------       -------      --------
                                                      173,398       26,985        24,762                     225,145
                                                    ---------     --------      --------       -------      --------

             Gross Margin                              44,802        2,493          (619)                     46,676

             Selling, general and administrative
                 expenses                              28,339          563         1,869                      30,771
                                                    ---------     --------      --------       -------      --------

             Operating profit (loss)                   16,463        1,930        (2,488)                     15,905
             Interest expense                         (10,643)        (611)         (492)          924       (10,822)
             Equity in net loss of subsidiaries          (787)                                    (529)       (1,316)
                 and joint ventures
             Unrealized loss on foreign currency
                 translation                                                        (728)                       (728)
             Other income (expense), net                  771         (115)                       (924)         (268)
                                                    ---------     --------      --------       -------      --------

             Income (loss) before income taxes
                 and minority interest                  5,804        1,204        (3,708)         (529)        2,771

             Provision (credit) for income taxes        2,566          453            37                       3,056
                                                    ---------     --------      --------       -------      --------
             Net income (loss)                      $   3,238     $    751      $ (3,745)      $  (529)     $   (285)
                                                    =========     ========      ========       =======      ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 26, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                              LDM
                                                         Technologies,   LDM     Nonguarantor
                                                              Inc.      Canada   Subsidiaries  Consolidated
                                                         -------------  ------   ------------  ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           $ 12,381    $     22    $   (474)   $ 11,929

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                   (5,418)       (259)                 (5,677)
Proceeds from disposal of property, plant, and equipment      8,258                               8,258
Equity contributed to affiliate                                 (49)                                (49)
                                                           --------    --------    --------    --------

NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES             2,791        (259)                  2,532

CASH FLOW FROM FINANCING ACTIVITIES
Borrowing (to)/from affiliates                               (1,716)        237         371      (1,108)
Costs associated with debt acquisition                         (182)                               (182)
Payments on long-term debt                                  (14,197)                            (14,197)
Net proceeds from lines of credit borrowings                 (1,232)                             (1,232)
                                                           --------    --------    --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (17,327)        237         371     (16,719)
                                                           --------    --------    --------    --------

Net cash change                                              (2,155)                   (103)     (2,258)
Cash at beginning of period                                   2,184                   2,133       4,317
                                                           --------    --------    --------    --------
Cash at end of period                                      $     29    $           $  2,030    $  2,059
                                                           ========    ========    ========    ========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                              $  9,575    $  1,143    $    528    $ 11,246
                                                           ========    ========    ========    ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 28, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                                       LDM
                                                                  Technologies,      LDM     Nonguarantor
                                                                      Inc.         Canada    Subsidiaries   Consolidated
                                                                  ------------     ------    ------------   ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                     $   7,033     $  1,750     $  2,231      $ 11,014

      CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                       (7,848)        (289)         (14)       (8,151)
      Proceeds from disposal of Kenco Plastics Division                 5,515                                   5,515
                                                                    ---------     --------     --------      --------

      NET CASH USED FOR INVESTING ACTIVITIES                           (2,333)        (289)         (14)       (2,636)


      CASH FLOW FROM FINANCING ACTIVITIES
      Borrowing (to)/from affiliates                                   (1,803)                                 (1,803)
      Costs associated with debt acquisition                             (249)                                   (249)
      Proceeds from long-term debt                                      7,500                                   7,500
      Payments on long-term debt                                       (5,401)                                 (5,401)
      Net proceeds from lines of credit borrowings                     (5,393)                     (914)       (6,307)
                                                                    ---------     --------     --------      --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (5,346)                     (914)       (6,260)
                                                                    ---------     --------     --------      --------

      Net cash change                                                    (646)       1,461        1,303         2,118
      Cash at beginning of period                                         673        1,317        1,327         3,317
                                                                    ---------     --------     --------      --------
      Cash at end of period                                         $      27     $  2,778     $  2,630      $  5,435
                                                                    =========     ========     ========      ========

      SUPPLEMENTAL INFORMATION:
      Depreciation and amortization                                 $   8,693     $    954     $    763      $ 10,410
                                                                    =========     ========     ========      ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipate," "believe," "estimate" and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates or will operate; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production, (iii) labor disputes involving the Company or its significant customers or suppliers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; (vi) factors affecting the ability of the Company or its key suppliers to resolve Year 2000 issues in a timely manner; and (vii) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

OVERVIEW

The Company's operating profit for the quarter and six months ended March 26, 2000 have retreated slightly as a percentage of sales compared to the same periods in 1999. This is the result of continued losses at the Company's facility in Beienheim, Germany and slight setbacks in its North American operations.

The Company closed its quarter ended December 19, 1999 one week early to allow for Year 2000 testing. As a result, the quarter ended March 26, 2000 contains 14 weeks versus a 13 week quarter for the preceding year. The extra week included in the quarter ended March 26, 2000 resulted in product sales of $6.8 million.

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED MARCH 26, 2000 COMPARED TO QUARTER ENDED MARCH 28, 1999

NET SALES: Net sales for the three-month period ended March 26, 2000 (second quarter 2000) were $137.7 million versus $133.7 million for the three-month period ended March 28, 1999 (second quarter 1999). This is an increase of $4.0 million or 3.0%. The increase is the result of increased product sales related to the extra week discussed above, offset by a decrease in mold sales, as well as the elimination of Como Products as a consolidating entity. The Company sold a major portion of its interest in Como Products in April, 1999.

Second quarter 2000 net sales were comprised of $123.5 million of automotive product sales and $14.2 million of mold sales. Second quarter 1999 automotive product sales were $107.6 million, consumer and other product sales were $3.6 million and mold sales were $22.5 million.

The automotive product sale increase of $15.9 million is attributable to the extra week of operations mentioned above ($6.8 million) and volumes related to programs launched during the third and fourth quarters of fiscal year 1999 ($9.1 million). The mold sale decrease of $8.3 million also relates to programs launched in the third and fourth quarters of fiscal year 1999.

GROSS MARGIN: Gross margin was $22.5 million or 16.3% of net sales for second quarter 2000 versus $21.6 million or 16.2% for the second quarter 1999. Second quarter 2000 gross margin related to product sales was $22.5 million or 18.2% of net product sales compared to $21.4 million or 19.3% of net product sales for the second quarter of 1999. The decrease in gross margin related to product sales is the result of continued losses at the Company's facility in Beienheim, Germany and slight setbacks in North American operations.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 2000 were $15.9 million or 11.5% of net sales, compared to $15.2 million or 11.3% of net sales, for second quarter 1999.
The increase relates to new product development initiatives.

INTEREST EXPENSE: Interest expense was $5.7 million for second quarter 2000 compared to $5.6 million for second quarter 1999.

INCOME TAXES: The provision for income taxes for second quarter 2000 was $0.9 million on a pretax income of $0.5 million. The tax rate for second quarter 2000 was 198.1%. The high effective tax rate was caused by certain nondeductible expenses and an increase in the estimated effective tax rate for the year.

SIX MONTHS ENDED MARCH 26, 2000 COMPARED TO SIX MONTHS ENDED MARCH 28, 1999

NET SALES: Net sales for the six-month period ended March 26, 2000 (first half
2000) were $263.1 million versus $271.8 million for the six-month period ended March 28, 1999 (first half 1999). This is a decrease of $8.7 million or 3.2%.

First half 2000 net sales were comprised of $242.4 million of automotive product sales and $20.7 million of mold sales. First half 1999 automotive product sales were $235.8 million, consumer product sales were $7.8 million, and mold sales were $28.2 million. Of first half 1999 product sales, $14.7 million were related to the Company's Kenco Division, which is no longer consolidated due to the DBM joint venture.

The automotive product sale increase of $6.6 million would be $21.3 million if the Kenco sales which are no longer consolidated, were taken into account. This increase is the result of new programs launched in the third and fourth quarters of fiscal year 1999, and overruns of programs expected to balance out in early fiscal year 2000. The mold sales decrease relates to programs launched in the third and fourth quarters of fiscal year 1999.

GROSS MARGIN: Gross margin was $45.4 million or 17.3% of net sales for first half 2000 versus $46.7 million or 17.2% for the first half 1999. First half 2000 gross margin related to product sales was $45.4 million or 18.7% of net product sales compared to $47.1 million or 19.3% of net product sales for the first half of 1999. The decrease in gross margin related to product sales is primarily the result of continued losses at the Company's Beienheim, Germany facility and slight setbacks in its North American operations.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 2000 were $31.2 million or 11.9% of net sales, compared to $30.8 million or 11.3% of net sales, for first half 1999. The increase relates to new product development initiatives.

INTEREST EXPENSE: Interest expense was $10.3 million for first half 2000 compared to $10.8 million for first half 1999. The decreased interest expense was due to scheduled principal repayments on existing senior debt.

INCOME TAXES: The provision for income taxes for first half 2000 was $2.2 million with an effective tax rate of 70.9% compared with an effective rate of 110.3% for first half 1999. The high rates for both periods relate to certain nondeductible expenses, and the loss of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes that its future cash flows from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities for the foreseeable future. Potential growth from acquisitions will be funded from a variety of sources, including cash flow from operations and additional indebtedness. As of March 26, 2000, the Company had $154.1 million of long-term debt outstanding, $43.6 million of revolving loans and current maturities of long-term debt outstanding and $18.9 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities in the first half of 2000 was $11.9 million compared to $11.0 million in the first half of 1999. The increase in cash provided by operating activities was the result of the sales growth described above.

Capital expenditures for the first half of 2000 were $5.7 million compared to $8.2 million for the first half of 1999. The Company believes that its capital expenditures will be approximately $19.0 million in fiscal year 2000. The majority of the Company's fiscal 2000 capital expenditures will be used to facilitate new programs launching in fiscal 2000, and to increase painting capacity for programs launching in fiscal years 2000 and 2001. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

YEAR 2000 COMPLIANCE

As of the date of this filing, the Company has not experienced any disruptions in its operations due to Year 2000 compliance related issues and has been able to process transactions and engage in normal business activities. No Year 2000 compliance issues have been encountered, or are anticipated, that would have a material impact on the Company.

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


                                      LDM TECHNOLOGIES, INC.


                                      By:  /s/ G. E. Borushko
                                         -----------------------------
                                               Gary E. Borushko
                                               Chief Financial Officer

                                          /s/ B. N. Frederick
                                         -----------------------------
                                              Bradley N. Frederick
                                              Chief Accounting Officer


                                              Date: May 10, 2000

                                INDEX TO EXHIBITS


              EXHIBIT NO.                       DESCRIPTION
                 27                       Financial Data Schedule