Form 10-Q
period 2000-06-25
LDM TECHNOLOGIES INC
filed 2000-08-09
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 2000

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

    Registrant's telephone number, including area code (248)858-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                       YES X                  NO

       Number of shares common stock outstanding as of August 4, 2000: 600

                                  Total pages:

                              Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                   Page No.
                                                                                   --------

         PART I        FINANCIAL INFORMATION

         ITEM 1        FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets, June 25, 2000 and
           September 26, 1999                                                          3

         Condensed Consolidated Statements of Income, three months ended
            June 25, 2000 and June 27, 1999                                            4

         Condensed Consolidated Statements of Income, nine months ended
            June 25, 2000 and June 27, 1999                                            5

         Condensed Consolidated Statements of Cash Flows, nine months ended
            June 25, 2000 and June 27, 1999                                            6

         Notes to Condensed Consolidated Financial Statements                          7

         ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        17
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         PART II       OTHER INFORMATION

         Item 1        Legal Proceedings                                              20

         Item 2        Changes in Securities                                          20

         Item 3        Defaults upon Senior Securities                                20

         Item 4        Submission of Matters to a Vote of Security Holders            20

         Item 5        Other Information                                              20

         Item 6        Exhibits and Reports on Form 8-K                               20
                       Index to Exhibits
                       Exhibit 27 - Financial Data Schedule

                       Signature Page                                                 21


                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                     JUNE 25, 2000     SEPTEMBER 26, 1999
                                                                                      (UNAUDITED)            (NOTE)
                                                                                    ---------------    ------------------
         ASSETS
         Current assets:
             Cash                                                                     $   6,123            $   4,317
             Accounts receivable                                                         77,840               79,434
             Raw materials                                                               11,768               12,827
             Work in process                                                              1,799                1,872
             Finished goods                                                               6,627                6,084
             Mold costs                                                                  14,295               12,706
             Refundable income taxes                                                                           1,385
             Deferred income taxes                                                        4,364                1,947
             Other current assets                                                         2,559                1,960
                                                                                      ---------            ---------
                Total current assets                                                    125,375              122,532

         Net property, plant and equipment                                              107,826              121,116
         Goodwill, net                                                                   56,398               59,688
         Debt issue costs, net                                                            4,597                5,126
         Equity investment in affiliates                                                  3,816                2,091
         Notes receivable from affiliate                                                  2,857                  895
         Other assets                                                                       694                  695
                                                                                      ---------            ---------
                Totals                                                                $ 301,563            $ 312,143
                                                                                      =========            =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
             Lines of credit and revolving loans                                      $  28,789            $  33,276
             Accounts payable                                                            52,897               55,120
             Accrued liabilities                                                         22,361               17,976
             Accrued interest                                                             5,740                3,599
             Accrued compensation                                                         7,701                7,988
             Income taxes payable                                                           258
             Current maturities of long-term debt                                        11,564               11,564
                                                                                      ---------            ---------
                Total current liabilities                                               129,310              129,523

         Long-term debt due after one year                                              151,105              168,262
         Deferred income taxes                                                            5,859                1,438

         STOCKHOLDERS' EQUITY
             Common Stock (par value $.10, issued and outstanding 600
               shares; authorized 100,000 shares)
             Additional paid-in capital                                                      94                   94
             Retained earnings                                                           14,041               12,525
             Accumulated other comprehensive income                                       1,154                  301
                                                                                      ---------            ---------
             Total stockholders' equity                                                  15,289               12,920
                                                                                      ---------            ---------
                Totals                                                                $ 301,563            $ 312,143
                                                                                      =========            =========



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

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                                             UNAUDITED
                                                                        THREE MONTHS ENDED
                                                                 JUNE 25, 2000       JUNE 27, 1999
                                                                 -------------       -------------
              Revenues:
                  Net product sales                                $ 113,722           $ 120,058
                  Net mold sales                                       8,183              23,160
                                                                   ---------           ---------
                                                                     121,905             143,218
              Cost of Sales
                  Cost of product sales                               92,312              96,004
                  Cost of mold sales                                   7,055              22,393
                                                                   ---------           ---------
                                                                      99,367             118,397
                                                                   ---------           ---------

              Gross Margin                                            22,538              24,821

              Selling, general and administrative expenses            15,755              14,624
                                                                   ---------           ---------

              Operating profit                                         6,783              10,197
              Interest expense                                        (4,849)             (5,140)
              Unrealized loss on foreign currency exchange              (487)               (166)
              Equity in net income (loss) of affiliates                  318                (428)
              Other income (expense), net                                202                 (53)
                                                                   ---------           ----------

              Income before income taxes                               1,967               4,410

              Provision for income taxes                               1,345               1,776
                                                                   ---------           ---------
              Net income                                           $     622           $   2,634
                                                                   =========           =========



See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the three months ended June 27, 1999. Other comprehensive income for the three months ended June 25, 2000 was $209 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                                               UNAUDITED
                                                                           NINE MONTHS ENDED
                                                                 JUNE 25, 2000        JUNE 27, 1999
                                                                 -------------        -------------
              Revenues:
                  Net product sales                                $ 356,116           $ 363,674
                  Net mold sales                                      28,889              51,365
                                                                   ---------           ---------
                                                                     385,005             415,039
              Cost of Sales
                  Cost of product sales                              289,351             292,509
                  Cost of mold sales                                  27,702              51,033
                                                                   ---------           ---------
                                                                     317,053             343,542
                                                                   ---------           ---------

              Gross Margin                                            67,952              71,497

              Selling, general and administrative expenses            46,975              45,393
                                                                   ---------           ---------

              Operating profit                                        20,977              26,104
              Interest expense                                       (15,182)            (15,978)
              Unrealized loss on foreign currency exchange            (1,287)               (617)
              Equity in net income (loss) of affiliates                  296              (1,878)
              Other income (expense), net                                229                (451)
                                                                   ---------           ---------

              Income before income taxes                               5,033               7,180

              Provision for income taxes                               3,517               4,832
                                                                   ---------           ---------
              Net income                                           $   1,516           $   2,348
                                                                   =========           =========


See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the nine months ended June 27, 1999. Other comprehensive income for the nine months ended June 25, 2000 was $853 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                                 UNAUDITED
                                                                                             NINE MONTHS ENDED
                                                                                     JUNE 25, 2000     JUNE 27, 1999
                                                                                    ---------------   ---------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $    27,947       $    24,407

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and equipment                                   (10,927)          (15,661)
             Proceeds from sale of Kenco Plastics to DBM
               Technologies joint venture                                                                     5,515
             Proceeds from disposal of property, plant and equipment                        8,258
             Equity contributed to affiliate                                                  (49)
                                                                                      -----------       -----------
                    NET CASH USED FOR INVESTING ACTIVITIES                                 (2,718)          (10,146)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term debt issuance, net of issuance
             costs of $182 in 2000, $249 in 1999                                             (182)            7,251
         Payments on long-term debt                                                       (17,157)          (10,311)
         Net borrowings (repayments) on lines of credit                                    (4,487)           (7,363)
         Advances to affiliates                                                            (1,597)           (1,652)
                                                                                      -----------       -----------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                             (23,423)          (12,075)
                                                                                      -----------       -----------

         Net cash change                                                                    1,806             2,186
         Cash at beginning of period                                                        4,317             3,317
                                                                                      -----------       -----------
         Cash at end of period                                                        $     6,123       $     5,503
                                                                                      ===========       ===========
         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                                                $    17,195       $    16,129
                                                                                      ===========       ===========



See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 25, 2000 are not necessarily indicative of the results that may be expected for the year ending September 24, 2000. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 26, 1999.

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

                             LDM TECHNOLOGIES, INC.
            Condensed Consolidating Balance Sheet as of June 25, 2000
                                   (unaudited)
                             (dollars in thousands)

                                                      LDM
                                                  Technologies,       LDM     Nonguarantor    Consolidating
                                                      Inc.          Canada    Subsidiaries       Entries      Consolidated
                                                  -------------     ------    ------------    -------------   ------------
         ASSETS
         Current assets:
             Cash                                 $      29      $   3,431     $   2,663                       $   6,123
             Accounts receivable                     67,341          8,061         2,438                          77,840
             Raw materials                            8,366          1,954         1,448                          11,768
             Work in process                          1,173            376           250                           1,799
             Finished goods                           5,247          1,057           323                           6,627
             Mold costs                               7,989          6,234            72                          14,295
             Deferred income taxes                    4,364                                                        4,364
             Other current assets                     1,910            741           (92)                          2,559
                                                  ---------      ---------     ---------       ---------       ---------
               Total current assets                  96,419         21,854         7,102                         125,375

         Net property, plant and
           equipment                                 91,069         13,295         3,462                         107,826
         Investment in subsidiaries and
           affiliates                                12,839                                    $  (9,023)          3,816
         Goodwill, net                               56,398                                                       56,398
         Debt issue costs, net                        4,597                                                        4,597
         Notes receivable due from affiliates        17,141                                      (14,284)          2,857
         Other assets                                   694                                                          694
                                                  ---------      ---------     ---------       ---------       ---------
               Totals                             $ 279,157      $  35,149     $  10,564       $ (23,307)      $ 301,563
                                                  =========      =========     =========       =========       =========


         LIABILITIES AND STOCKHOLDERS'
         EQUITY
         Current liabilities:
             Lines of credit and
               revolving loans                    $  28,789                                                    $  28,789
             Accounts payable                        41,167      $   8,485     $   3,847       $    (602)         52,897
             Accrued liabilities                     16,083          5,265         1,013                          22,361
             Accrued interest                         5,740                                                        5,740
             Accrued compensation                     5,823            493         1,385                           7,701
             Income taxes payable                       258                                                          258
             Current maturities of
               long-term debt                        11,564                                                       11,564
                                                  ---------      ---------     ---------       ---------       ---------
             Total current liabilities              109,424         14,243         6,245            (602)        129,310

         Long-term debt due after one year          151,105         10,538        11,461         (21,999)        151,105
         Deferred income taxes                        4,515          1,344                                         5,859

         STOCKHOLDERS' EQUITY
             Common stock                                            5,850         2,943          (8,793)
             Additional paid-in capital                  94                                                           94
             Retained earnings                       14,041          3,174       (11,261)          8,087          14,041
             Accumulated other
               comprehensive income                     (22)                       1,176                           1,154
                                                  ---------      ---------     ---------       ---------       ---------
             Total stockholders' equity              14,113          9,024        (7,142)           (706)         15,289
                                                  ---------      ---------     ---------       ---------       ---------
               Totals                             $ 279,157      $  35,149     $  10,564       $ (23,307)      $ 301,563
                                                  =========      =========     =========       =========       =========



                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 26, 1999 (Unaudited)
                             (dollars in thousands)

                                                         LDM
                                                     Technologies,      LDM      Nonguarantor    Consolidating
                                                         Inc.         Canada     Subsidiaries       Entries       Consolidated
                                                    -------------     ------     ------------    -------------    ------------
ASSETS
Current assets:
   Cash                                              $   2,184                    $   2,133                        $   4,317
   Accounts receivable                                  60,613     $  13,748          5,073                           79,434
   Raw materials                                         9,456         1,941          1,430                           12,827
   Work in process                                       1,336           240            296                            1,872
   Finished goods                                        4,977           692            415                            6,084
   Mold costs                                           10,193         2,379            134                           12,706
   Refundable income taxes                               1,312            73                                           1,385
   Deferred income taxes                                 1,947                                                         1,947
   Other current assets                                  1,817           143                                           1,960
                                                     ---------     ---------      ---------        ---------       ---------
     Total current assets                               93,835        19,216          9,481                          122,532

Net property, plant and equipment, at cost             102,017        14,650          4,449                          121,116
Investment in subsidiaries and affiliates               10,269                                     $  (8,178)          2,091
Note receivable affiliates                              17,175                                       (16,280)            895
Goodwill                                                59,688                                                        59,688
Debt issue costs                                         5,126                                                         5,126
Other                                                      695                                                           695
                                                     ---------     ---------      ---------        ---------       ---------
     Totals                                          $ 288,805     $  33,866      $  13,930        $ (24,458)      $ 312,143
                                                     =========     =========      =========        =========       =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Revolving loan                                    $  33,276                                                     $  33,276
   Accounts payable                                     39,231     $  11,300      $   4,635        $     (46)         55,120
   Accrued liabilities                                  14,004         2,420          1,552                           17,976
   Accrued interest                                      3,599                                                         3,599
   Accrued compensation                                  5,988           282          1,718                            7,988
   Current maturities of long-term debt                 11,564                                                        11,564
                                                     ---------     ---------      ---------        ---------       ---------
     Total current liabilities                         107,662        14,002          7,905              (46)        129,523

Long-term debt due after one year                      168,262        10,532         10,897          (21,429)        168,262
Deferred income taxes                                      284         1,154                                           1,438

STOCKHOLDERS' EQUITY
Common stock                                                           5,850          2,943           (8,793)
Additional paid-in capital                                  94                                                            94
Retained earnings                                       12,525         2,328         (8,138)           5,810          12,525
Accumulated other comprehensive income (loss)              (22)                         323                              301
                                                     ---------     ---------      ---------        ---------       ---------
   Total stockholders' equity                           12,597         8,178         (4,872)          (2,983)         12,920
                                                     ---------     ---------      ---------        ---------       ---------
     Total liabilities and stockholders' equity      $ 288,805     $  33,866      $  13,930        $ (24,458)      $ 312,143
                                                     =========     =========      =========        =========       =========


                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended June 25, 2000
                                   (unaudited)
                             (dollars in thousands)

                                                      LDM
                                                  Technologies,        LDM     Nonguarantor    Consolidating
                                                      Inc.           Canada    Subsidiaries       Entries      Consolidated
                                                  -------------      ------    ------------    -------------   ------------
         Revenues:
              Net product sales                     $  93,238      $  13,851    $   6,633                        $ 113,722
              Net mold sales                            8,053                         130                            8,183
                                                    ---------      ---------    ---------        -------         ---------
                                                      101,291         13,851        6,763                          121,905
         Cost of Sales
              Cost of product sales                    72,543         13,080        6,689                           92,312
              Cost of mold sales                        7,055                                                        7,055
                                                    ---------      ---------    ---------        -------         ---------
                                                       79,598         13,080        6,689                           99,367
                                                    ---------      ---------    ---------        -------         ---------

         Gross Margin                                  21,693            771           74                           22,538

         Selling, general and administrative
             expenses                                  15,031            299          425                           15,755
                                                    ---------      ---------    ---------        -------         ---------

         Operating profit (loss)                        6,662            472         (351)                           6,783
         Interest expense                              (4,829)          (298)        (175)           453            (4,849)
         Unrealized loss on foreign
             currency exchange                                          (125)        (362)                            (487)
         Equity in net loss of subsidiaries
             and affiliates                              (560)                                       878               318
         Other income (expense), net                      621             34                        (453)              202
                                                    ---------      ---------    ---------        -------         ---------

         Income (loss) before income taxes              1,894             83         (888)           878             1,967

         Provision for income taxes                     1,272             73                                         1,345
                                                    ---------      ---------    ---------        -------         ---------
         Net income (loss)                          $     622      $      10    $    (888)       $   878         $     622
                                                    =========      =========    =========        =======         =========


                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                        Three-Months Ended June 27, 1999
                                   (unaudited)
                             (dollars in thousands)


                                                      LDM
                                                  Technologies,        LDM     Nonguarantor    Consolidating
                                                      Inc.           Canada    Subsidiaries       Entries      Consolidated
                                                  -------------      ------    ------------    -------------   ------------
         Revenues:
              Net product sales                     $  96,294      $  14,568     $   9,196                       $ 120,058
              Net mold sales                           23,160                                                       23,160
                                                    ---------      ---------     ---------       -------         ---------
                                                      119,454         14,568         9,196                         143,218
         Cost of Sales
              Cost of product sales                    73,298         13,339         9,367                          96,004
              Cost of mold sales                       22,393                                                       22,393
                                                    ---------      ---------     ---------       -------         ---------
                                                       95,691         13,339         9,367                         118,397
                                                    ---------      ---------     ---------       -------         ---------

         Gross Margin                                  23,763          1,229          (171)                         24,821

         Selling, general and administrative
              expenses                                 13,804            271           549                          14,624
                                                    ---------      ---------     ---------       -------         ---------

         Operating profit (loss)                        9,959            958          (720)                         10,197
         Interest expense                              (5,140)          (316)         (181)          497            (5,140)
         Unrealized gain (loss) on
              foreign currency exchange                                  172          (338)                           (166)
         Equity in net income of
              subsidiaries and affiliates                  62                                       (490)             (428)
         Other income (expense), net                      444                                       (497)              (53)
                                                    ---------      ---------     ---------       -------         ---------

         Income (loss) before income taxes              5,325            814        (1,239)         (490)            4,410

         Provision for income taxes                     1,452            324                                         1,776
                                                    ---------      ---------     ---------       -------         ---------
         Net income (loss)                          $   3,873      $     490     $  (1,239)      $  (490)        $   2,634
                                                    =========      =========     =========       =======         =========



                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Nine-Months Ended June 25, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                      LDM
                                                  Technologies,        LDM     Nonguarantor    Consolidating
                                                      Inc.           Canada    Subsidiaries       Entries      Consolidated
                                                  -------------      ------    ------------    -------------   ------------
         Revenues:
              Net product sales                     $ 282,532      $  51,382     $  22,202        $              $ 356,116
              Net mold sales                           28,686                          203                          28,889
                                                    ---------      ---------     ---------        --------       ---------
                                                      311,218         51,382        22,405                         385,005
         Cost of Sales
              Cost of product sales                   219,190         47,936        22,225                         289,351
              Cost of mold sales                       27,702                                                       27,702
                                                    ---------      ---------     ---------        --------       ---------
                                                      246,892         47,936        22,225                         317,053
                                                    ---------      ---------     ---------        --------       ---------

         Gross Margin                                  64,326          3,446           180                          67,952

         Selling, general and
              administrative expenses                  44,140          1,425         1,410                          46,975
                                                    ---------      ---------     ---------        --------       ---------

         Operating profit (loss)                       20,186          2,021        (1,230)                         20,977
         Interest expense                             (15,114)          (895)         (529)          1,356         (15,182)
         Unrealized gain (loss) on foreign
              currency exchange                                           77        (1,364)                         (1,287)
         Equity in net loss of subsidiaries
              and affiliates                          (1,982)                                        2,278             296
         Other income (expense), net                   1,524              61                        (1,356)            229
                                                    --------       ---------     ---------        --------       ---------

         Income (loss) before income
             taxes                                     4,614           1,264        (3,123)          2,278           5,033

         Provision for income taxes                    3,098             419                                         3,517
                                                    --------       ---------     ---------        --------       ---------
         Net income (loss)                          $  1,516       $     845     $  (3,123)       $  2,278       $   1,516
                                                    ========       =========     =========        ========       =========




                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Nine-Months Ended June 27, 1999
                                   (unaudited)
                             (dollars in thousands)

                                                      LDM
                                                  Technologies,        LDM     Nonguarantor    Consolidating
                                                      Inc.           Canada    Subsidiaries       Entries      Consolidated
                                                  -------------      ------    ------------    -------------   ------------
         Revenues:
              Net product sales                     $ 287,219      $  44,028     $  32,427       $               $ 363,674
              Net mold sales                           50,435             18           912                          51,365
                                                    ---------      ---------     ---------       --------        ---------
                                                      337,654         44,046        33,339                         415,039
         Cost of Sales
              Cost of product sales                   218,923         40,323        33,263                         292,509
              Cost of mold sales                       50,167                          866                          51,033
                                                    ---------      ---------     ---------       --------        ---------
                                                      269,090         40,323        34,129                         343,542
                                                    ---------      ---------     ---------       --------        ---------

         Gross Margin                                  68,564          3,723          (790)                         71,497

         Selling, general and
              administrative expenses                  42,142            834         2,417                          45,393
                                                    ---------      ---------     ---------       --------        ---------

         Operating profit (loss)                       26,422          2,889        (3,207)                         26,104
         Interest expense                             (15,982)          (927)       (1,067)         1,998          (15,978)
         Unrealized gain (loss) on
              foreign currency exchange                                   56          (673)                           (617)
         Equity in net loss of subsidiaries
              and affiliates                             (637)                                     (1,241)          (1,878)
         Other income (expense), net                    1,547                                      (1,998)            (451)
                                                    ---------      ---------     ---------       --------        ---------

         Income (loss) before income
             taxes                                     11,350          2,018        (4,947)        (1,241)           7,180

         Provision for income taxes                     4,018            777            37                           4,832
                                                    ---------      ---------     ---------       --------        ---------
         Net income (loss)                          $   7,332      $   1,241     $  (4,984)      $ (1,241)       $   2,348
                                                    =========      =========     =========       ========        =========




                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Nine-Months Ended June 25, 2000
                                   (unaudited)
                             (dollars in thousands)

                                                              LDM
                                                          Technologies,      LDM      Nonguarantor
                                                              Inc.         Canada     Subsidiaries  Consolidated
                                                          -------------    ------     ------------  ------------
         NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                         $  24,441     $  3,540      $     (34)    $   27,947

         CASH FLOWS FROM INVESTING
              ACTIVITIES
           Additions to property, plant
              and equipment                                  (10,575)        (352)                      (10,927)
           Proceeds from disposal of
              property, plant and equipment                    8,258                                      8,258
           Equity contributed to affiliate                       (49)                                       (49)
                                                          ----------     --------      ---------     -----------

         NET CASH USED FOR INVESTING
              ACTIVITIES                                      (2,366)        (352)                       (2,718)

         CASH FLOWS FROM FINANCING
              ACTIVITIES
         Borrowings (to)/from affiliates                      (2,404)         243            564         (1,597)
         Debt issuance costs                                    (182)                                      (182)
         Payments on long-term debt                          (17,157)                                   (17,157)
         Repayments on line of credit
              borrowings                                      (4,487)                                    (4,487)
                                                          ----------     --------      ---------     ----------
         NET CASH PROVIDED (USED) BY
              FINANCING ACTIVITIES                           (24,230)         243            564        (23,423)
                                                          ----------     --------      ---------     ----------

         Net cash change                                      (2,155)       3,431            530          1,806
         Cash at beginning of period                           2,184            -          2,133          4,317
                                                          ----------     --------      ---------     ----------
         Cash at end of period                            $       29     $  3,431      $   2,663     $    6,123
                                                          ==========     ========      =========     ==========

         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                    $   14,499     $  1,709      $     987     $   17,195
                                                          ==========     ========      =========     ==========



                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Nine-Months Ended June 27, 1999
                                   (unaudited)
                             (dollars in thousands)

                                                              LDM
                                                          Technologies,      LDM      Nonguarantor
                                                              Inc.         Canada     Subsidiaries  Consolidated
                                                          -------------    ------     ------------  ------------
         NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                          $  20,160    $  3,140       $   1,107     $  24,407

         CASH FLOWS FROM INVESTING
              ACTIVITIES
           Additions to property, plant
              and equipment                                   (14,631)     (1,016)            (14)       (15,661)
           Proceeds from sale of Kenco Plastics
              to DBM Technologies joint venture                 5,515                                      5,515
           Proceeds from disposal of
              property, plant and equipment
                                                            ---------    --------       ---------     ----------
         NET CASH USED FOR INVESTING
              ACTIVITIES                                       (9,116)     (1,016)            (14)       (10,146)

         CASH FLOWS FROM FINANCING
              ACTIVITIES
         Borrowings (to)/from affiliates                       (2,178)                        526         (1,652)
         Proceeds from long-term debt issuance                  7,251                                      7,251
         Payments on long-term debt                           (10,311)                                   (10,311)
         Repayments on line of credit borrowings               (6,449)                       (914)        (7,363)
                                                            ---------    --------       ---------     ----------
         NET CASH PROVIDED (USED) BY
              FINANCING ACTIVITIES                            (11,687)                       (388)       (12,075)
                                                            ---------    --------       ---------     ----------
         Net cash change                                         (643)      2,124             705          2,186
         Cash at beginning of period                              673       1,317           1,327          3,317
                                                            ---------    --------       ---------     ----------
         Cash at end of period                              $      30    $  3,441       $   2,032     $    5,503
                                                            =========    ========       =========     ==========

         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                      $  13,532    $  1,458       $   1,139     $   16,129
                                                            =========    ========       =========     ==========



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

OVERVIEW

The Company's operating profit for the quarter and nine months ended June 25, 2000 have retreated slightly as a percentage of sales compared to the same periods in 1999. This is the result of slight setbacks in North American operations during the first and second quarters of fiscal 2000, and the balancing out of certain programs in North America.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 25, 2000 COMPARED TO QUARTER ENDED JUNE 27, 1999

NET SALES: Net sales for the three-month period ended June 25, 2000 ("third quarter 2000") were $121.9 million, a decrease of $21.3 million, or 14.9%, from net sales of $143.2 million for the three-month period ended June 27, 1999 ("third quarter 1999"). Third quarter 2000 net sales were comprised of $113.7 million of automotive product sales, and $8.2 million of mold sales. Third quarter 1999 net sales were comprised of $120.1 million of automotive product sales and $23.1 million of mold sales. For the third quarter 2000, automotive product sales decreased $6.4 million and mold sales decreased $14.9 million from third quarter 1999. The automotive product sales decrease is the result of programs balancing out in North America and Germany, as well as softening automotive builds. The decrease in mold sales is the result of high launch activity in the third quarter of fiscal 1999.

GROSS MARGIN: Gross margin was $22.5 million or 18.5% of net sales for the third quarter of 2000. Third quarter 2000 gross margin related to automotive product sales was $21.4 million or 18.8% of net automotive product sales compared to $24.1 million or 20.0% of net automotive product sales for the third quarter of 1999. The decrease in gross margin related to automotive product sales is the result of certain programs balancing out in North America.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for third quarter 2000 were $15.8 million, or 13.0% of net sales, compared to $14.6 million, or 10.2% of net sales, for third quarter 1999. The increase relates to new product development initiatives.

INTEREST EXPENSE: Interest expense was $4.8 million for third quarter 2000 compared to $5.1 million for third quarter of 1999.

INCOME TAXES: The provision for income taxes for third quarter 2000 was $1.3 million with an effective tax rate of 68.4%, as compared to $1.8 million with an effective tax rate of 40.3% for third quarter 1999. The higher rates relate principally to certain nondeductible expenses and the unavailability of foreign tax credits.

NINE MONTHS ENDED JUNE 25, 2000 COMPARED TO NINE MONTHS ENDED JUNE 27, 1999

NET SALES: Net sales for the nine-month period ended June 25, 2000 ("Year to date June 2000") were $385.0 million, a decrease of $30.0 million, or 7.2%, from net sales of $415.1 million for the nine-month period ended June 27, 1999 ("Year to date June 1999"). Year to date June 2000 net sales were comprised of approximately $356.1 million of automotive product sales and $28.9 of mold sales. Year to date June 1999 net sales were comprised of approximately $355.9 million of automotive product sales, $7.8 million of consumer product sales and $51.4 million of mold sales. Of Year to date June 1999 product sales, $14.7 million were related to the Company's Kenco Division, which is no longer consolidated due to the DBM joint venture.

The automotive sales increase of $0.2 million for Year to date June 2000 as compared to Year to date June 1999, would be $14.9 million if the Kenco sales, which are no longer consolidated, were taken into account. This increase is the result of new programs launched in the third and fourth quarters of fiscal year 1999, and overruns of programs expected to balance out in early fiscal year 2000. The mold sales decrease of $22.5 million relates to programs launched in the third and fourth quarters of fiscal year 1999.

GROSS MARGIN: Gross margin was $68.0 million or 17.7% of net sales for Year to date June 2000. Year to date June 2000 gross margin related to product sales was $66.7 million or 18.7% of net automotive product sales compared to $71.2 million or 19.6% of net automotive product sales for Year to date June 1999. The decrease in gross margin related to automotive product sales is the result of slight setbacks in North American operations during the first and second quarters of fiscal year 2000, as well as certain programs balancing out in North America.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for Year to date June 2000 were $47.0 million, or 12.2% of net sales, compared to $45.4 million, or 10.9% of net sales, for Year to Date June 1999. The increase relates to new product development initiatives.

INTEREST EXPENSE: Interest expense was $15.2 million for Year to date June 2000 compared to $16.0 million for Year to date June 1999.

INCOME TAXES: The provision for income taxes for Year to date June 2000 was $3.5 million with an effective tax rate of 69.9%, as compared to $4.8 million with an effective tax rate of 67.3% for Year to date June 1999. The high rates relate principally to certain nondeductible expenses and the unavailability of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and capital expenditures for facility maintenance and expansion. The Company believes that its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources, including cash flow from operations and additional indebtedness. As of June 25, 2000, the Company had $151.1 million of long-term debt outstanding, $40.4 million of revolving loans and current maturities of long-term debt outstanding and $21.0 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities Year to date June 2000 was $27.9 million compared to $24.4 million Year to date June 1999.

Capital expenditures Year to date June 2000 were $10.9 million compared to $15.7 million Year to date June 1999. The Company believes its capital expenditures will be approximately $19.0 million in fiscal year 2000. The majority of the Company's fiscal 2000 capital expenditures will be used to facilitate new programs launching in fiscal 2000, and to increase painting capacity for programs launching in fiscal years 2000 and 2001. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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


                               LDM TECHNOLOGIES, INC.


                               By: /s/ G. E. Borushko
                               ----------------------------
                                       Gary E. Borushko
                                       Chief Financial Officer

                                   /s/ B. N. Frederick
                               -----------------------
                                       Bradley N. Frederick
                                       Chief Accounting Officer

                                       Date:  August 9, 2000

                                INDEX TO EXHIBITS


         EXHIBIT NO.                 DESCRIPTION
            27               Financial Data Schedule