Form 10-K405
period 2000-09-24
LDM TECHNOLOGIES INC
filed 2000-12-15
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 24, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from        to
                                           ------    ------

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
               Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
    Title of Each Class                          on Which Registered
    -------------------                         ---------------------
            None                                        None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

    As of December 8, 2000, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                                     PART I

Item 1. Business

GENERAL

    LDM Technologies, Inc. (the "Company" or "LDM") is a leading Tier 1 designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under the hood components supplied primarily to North American automotive original equipment manufacturers (OEMs). Suppliers that sell directly to OEMs are referred to herein as "Tier 1" suppliers. The Company is a full service supplier with advanced computer design and engineering capabilities that have enabled it to penetrate OEM new product programs during the concept stage of the product life cycle and promote long-term customer relationships. The Company is also a supplier to other Tier 1's. The Company operates a Design Center in Auburn Hills, Michigan to enhance its conceptual design and development capabilities.

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

    Effective as of December 31, 1998, the Company entered into a joint venture (the DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the DBM joint venture and leased all machinery and equipment of the Kenco business to the DBM joint venture. In December 1999, the Company sold the machinery and equipment of the Kenco business to the DBM joint venture. In June 2000, the DBM joint venture was certified by the Michigan Minority Business Development Council to operate as a minority-owned company.

    On April 15, 1999, the Company sold a majority of its ownership stake in GL Industries of Indiana, Inc. d/b/a Como Products, to an independent third party. Como is a producer of injection molded plastic consumer products. The sale was made to allow management to focus on the Company's core automotive business.

    Through a combination of the acquisitions and divestitures described above and internal growth, the Company's net sales and EBITDA have increased from approximately $217.8 million and $16.5 million, in fiscal year 1996 to approximately $496.4 million and $45.2 million, respectively, in fiscal year 2000, which represents compound annual growth rates of 23% and 29%, respectively.

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

       Expansion of OEM Supplier Responsibilities. Since the 1980s, OEMs such as Ford, General Motors and DaimlerChrysler have been actively reducing their supplier base to include only those suppliers which accept significant responsibility for product management and meet increasingly strict standards for product quality, on time delivery and manufacturing costs. These suppliers are expected to control many aspects of the production of system components, including design, development, component sourcing, manufacturing, quality assurance, testing and delivery to the customer's assembly plant.

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

CUSTOMERS

    The Company's principal customers are Ford, General Motors and DaimlerChrysler for which it supplies components and subassemblies for a variety of light duty trucks, minivans and passenger cars. While the Company's products are generally used on a diverse group of over 80 models, the Company's sales and marketing efforts have been directed towards those sectors of the automotive market which have experienced strong consumer demand and growth in sales.

    The approximate percentage of net production sales to the principal customers of the Company for the twelve-month period ended September 24, 2000 are show below:


                                                                            Year Ended
                                                                         September 24, 2000
                                                                         ------------------
Ford/Visteon ............................................................       45.2%
General Motors ..........................................................       30.1%
DaimlerChrysler..........................................................        4.8%
Other Automotive.........................................................       18.2%
Non-Automotive...........................................................        1.7%
                                                                                 ---
          Total..........................................................      100.0%
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

General Motors-car............................................         Grand Am
                                                                       Alero
                                                                       Aurora/Riviera
                                                                       Cavalier/Sunbird/Sunfire
                                                                       Corvette
                                                                       Firebird/Camaro
                                                                       Grand Prix/Cutlass
                                                                       Intrigue
                                                                       Lumina
                                                                       Malibu
                                                                       Monte Carlo
                                                                       Park Avenue
                                                                       Saturn/Z
                                                                       Seville
                                                                       Astra (Opel)
                                                                       Vectra (Opel)
                                                                       Park Avenue
                                                                       Bonneville
                                                                       Regal
                                                                       Impala
                                                                       Envoy
                                                                       Zaphira (Opel minivan)

Ford-truck....................................................         Econoline
                                                                       Expedition
                                                                       Explorer
                                                                       Escapade/Tribute
                                                                       F-Series Truck
                                                                       Ranger
                                                                       Villager/Quest
                                                                       Windstar
                                                                       Navigator
                                                                       Excursion

Ford-car......................................................         Continental
                                                                       Contour/Mystique
                                                                       Crown Victoria/Grand Marquis
                                                                       Escort (US and Europe)
                                                                       Mark VIII
                                                                       Mustang
                                                                       Thunderbird /Lincoln LS
                                                                       Taurus/Sable
                                                                       Lincoln Town Car
                                                                       Focus/Mercury Cougar
                                                                       Jaguar X200/X400



DaimlerChrysler-truck.........................................         Caravan/Voyager/Town & Country
                                                                       Dakota
                                                                       Grand Cherokee/Cherokee
                                                                       Ram Pick-up/Van
                                                                       Durango
                                                                       Wrangler

DaimlerChrysler-car...........................................         Avenger/Sebring
                                                                       Breeze/Cirrus/Stratus
                                                                       Concord/Intrepid
                                                                       LHS 300
                                                                       Neon
                                                                       Viper



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

COMPETITION

    The automotive supplier industry in which the Company competes is highly competitive. A large number of actual or potential competitors exist including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include: Progressive Dynamics Inc., Summit Polymers Inc. and Manchester Plastics, a business unit of Collins & Aikman Corporation, in instrument panel components; Magna International Inc., Visteon, Meridian, Plastics Omnium and Venture Holdings Corporation, in exterior trim components; and Key Plastics Inc. and Lacks Industries in under-the-hood components.

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

EMPLOYEES

    As of September 24, 2000, the Company's workforce included 3,631 employees, of which 714 were salaried workers, and 2,917 were hourly workers including temporary and part-time employees. The Company has 426 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 2001. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

Item 2.  Properties

    The Company conducts molding, painting and assembly operations in approximately 1.7 million square feet of space in a total of 18 manufacturing locations. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. Detail of each manufacturing location is scheduled below:



LOCATION                                     OWNED/LEASED         SQUARE FOOTAGE
---------                                    ------------         --------------
Circleville, OH                                  Owned                71,300
Napoleon, OH                                    Leased               150,000
Franklin, TN                                     Owned               122,000
Kendallville, IN                                 Owned                60,000
Byesville, OH                                    Owned               160,000
Romulus, MI                                     Leased               250,000
Leamington, Ontario, Canada                      Owned               200,000
New Hudson, MI                                   Owned                57,900
Hartland, MI                                     Owned                44,600
Fowlerville, MI                                  Owned                65,000
Clarkston, MI                                    Owned                21,600
Croswell, MI                                    Leased                80,900
St. Clair, MI                                   Leased                35,000
St. Clair, MI                                    Owned                29,100
Harlingen, TX                                   Leased                42,900
Port Huron, MI                                  Leased                71,000
Port Huron, MI                                  Leased                71,000
Beienheim, Germany                              Leased               140,000



    In October 1996 the Company relocated its principal executive offices and design and engineering staff from Troy, Michigan to Auburn Hills, Michigan. The Auburn Hills offices are owned by the Company. The Company believes that its facilities and equipment are in good condition and are adequate for the Company's present and anticipated future operations.

Item 3.  Legal Proceedings

    There are no material legal proceedings pending against the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

    There is no public trading market for the Company's Common Stock. As of September 24, 2000, there were two holders of record of the Registrant's Common Stock.

Item 6.  Selected Financial Data


                             Summary Financial Data
                             (dollars in thousands)

The following table sets forth summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 29, 1996, September 28, 1997, September 27, 1998, September 26, 1999, and September 24, 2000 The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.


                                            SEPT. 29      SEPT. 28     SEPT. 27      SEPT. 26      SEPT. 24
                                              1996          1997          1998          1999         2000
                                          ------------  ------------  -----------   -----------  -----------
              Statement of operations
                data
                Net sales                   $ 217,759     $ 293,020    $ 483,224     $ 530,498     $ 496,376
                Cost of sales                 182,896       240,929      404,001       441,514       409,964
                Gross margin                   34,863        52,091       79,223        88,984        86,412
                Selling, general and
                   administrative
                   expenses                    26,418        35,561       56,607        63,401        62,302
                Interest expense                3,280        11,076       19,814        21,067        19,955
                Impairment of long-lived
                   assets                                                 10,523
                Income (loss) from
                   continuing operations,
                   before extraordinary
                   item                         1,173         3,063       (7,067)         (761)         (413)

              Other financial data
                Cash flows from operating
                   activities               $  12,912     $   9,336    $  19,547     $  26,611     $  31,985
                EBITDA (a)                     16,473        28,182       42,598        45,136        45,200
                Depreciation and
                   amortization                 8,006        11,955       19,866        22,025        23,653
                Capital expenditures           20,286        12,776       14,143        22,003        14,580
                Ratio of earnings to
                   fixed
                   charges(b)                     1.9           1.4           .6           1.1           1.1
                Ratio of EBITDA to
                   interest expense               5.0           2.5          2.2           2.1           2.3
                Ratio of debt to EBITDA           3.1           4.5          5.3           4.7           4.3


              Balance sheet data
                Cash                        $   2,122     $   4,632    $   3,317     $   4,317     $   4,640
                Total assets                  119,125       212,187      327,651       312,143       297,723
                Total debt                     51,786       126,770      224,444       213,102       194,646
                Stockholder's equity           17,322        20,385       13,358        12,920        13,940


(a) EBITDA is defined as income (loss) from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be, used as an indicator or alternative to operating income, net income (loss) or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles and may not be compared to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:




                                                 SEPT. 29      SEPT. 28      SEPT 27       SEPT. 26      SEPT. 24
                                                   1996          1997         1998           1999          2000
                                               ------------  ------------  ------------  ------------  ------------
             Net Income (loss)                    $ 1,869       $ 3,063       $(7,067)      $  (761)      $  (413)
             Add (deduct) the following:
               Extraordinary Item                    (754)            -             -
               Discontinued operations                 58             -             -
               Adjustment for impairment of
                  long-lived assets                     -             -        10,523
               Provision for income
                  taxes                             4,014         2,088          (538)        2,805         2,005
               Interest expense                     3,280        11,076        19,814        21,067        19,955
               Depreciation and
                  amortization                      8,006        11,955        19,866        22,025        23,653
                                                  -------       -------       -------       -------       -------
           EBITDA                                 $16,473       $28,182       $42,598       $45,136       $45,200
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "anticipate," "believe," "estimate," and "expect" and similar expressions are generally intended to identify forward-looking statements. Readers are cautioned that any forward-looking statements, including statements regarding the intent, belief or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates; (ii) fluctuations in worldwide or regional automobile and light and heavy truck production, (iii) labor disputes involving the Company or its significant customers; (iv) changes in practices and/or policies of the Company's significant customers toward outsourcing automotive components and systems; (v) foreign currency and exchange fluctuations; and (vi) other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not intend to update these forward-looking statements.

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

RESULTS OF CONTINUING OPERATIONS

YEAR ENDED SEPTEMBER 24, 2000 COMPARED TO YEAR ENDED SEPTEMBER 26, 1999

NET SALES: Net sales for fiscal year 2000 were $496.4 million, a decrease of $34.1 million, or 6.4%, from $530.5 million in fiscal year 1999. For fiscal year 2000, net sales were comprised of $452.0 million of automotive product sales, and $44.4 million of mold sales.

Automotive product sales in fiscal year 2000 were $452.0 million, a decrease of $8.1 million, or 1.8%, from $460.1 million in fiscal year 1999. The automotive sales decrease is due to the Company's sale of its blowmolding division on December 31, 1998. Fiscal year 1999 automotive sales include $14.7 million of blowmolded automotive products. Non-blowmolded automotive product sales increased $6.6 million or 1.5% due principally to products launched in the fourth quarter of fiscal year 1999. There were no consumer and other product sales in fiscal year 2000, compared to $7.8 million in fiscal year 1999. This decrease is the result of LDM's sale of a majority of its interest in Como Products on April 15, 1999.

Mold sales in fiscal year 2000 were $44.4 million, a decrease of $18.2 million, or 29.1% from $62.6 million in fiscal year 1999. The decrease relates to the launch of significant products during fiscal year 1999 that was not repeated in fiscal year 2000. Significant launch activities are expected to resume in mid fiscal year 2001.

GROSS MARGIN: Gross margin was $86.4 million, or 17.4% of net sales, for fiscal year 2000 compared to $89.0 million, or 16.8% of net sales, for fiscal year 1999.

Gross margin related to automotive product sales was $84.1 million, or 18.6% of net automotive product sales in fiscal year 2000 compared to $86.9 million or 18.9% of net automotive product sales in fiscal year 1999.

Gross margin related to mold sales was $2.2 million or 5.2% of mold sales in fiscal year 2000 compared to $1.9 million or 3.0% of mold sales in fiscal year 1999.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal 2000 were $62.3 million, or 12.6% of net sales, compared to $63.4 million, or 12.0% of net sales, for fiscal year 1999. The percentage increase is a factor of reduced sales in fiscal year 2000, but reflects additional investment in research and development and new product design required to ensure future sales and remain a full service supplier.

INTEREST EXPENSE: Interest expense was $20.0 million for fiscal year 2000, compared to $21.1 million for fiscal year 1999. The decrease relates to reduction of principal through debt repayments offset by increased variable interest rates.

EQUITY IN LOSSES OF AFFILIATES: Equity in losses of affiliates was $0.9 million for fiscal year 2000, compared to $1.5 million for fiscal year 1999. The decrease was the result of strengthened results at Sunningdale, of which the Company owns 22%.

INTERNATIONAL CURRENCY EXCHANGE LOSS: Currency exchange loss was $2.2 million for fiscal year 2000, compared to $1.1 million for fiscal year 1999. The increased loss of $1.1 million was the result of continued weakening of the German mark against the U.S. dollar during fiscal year 2000.

OTHER INCOME: Other income was $0.6 million for fiscal year 2000, compared to $0.1 million for fiscal year 1999. The increase was due to additional interest charged to DBM related to DBM's equipment subordinated note payable to the Company, discussed below, as well as a decrease in losses on the sale of property, plant and equipment.

INCOME TAXES: The provision for income taxes for fiscal year 2000 was $2.0 million with an effective tax rate of 125.9% as compared to $2.8 million with an effective tax rate of 137.2% for fiscal year 1999. The high effective tax rates are the result of certain non-deductible expenses and foreign tax in excess of foreign tax credits.

YEAR ENDED SEPTEMBER 26, 1999 COMPARED TO YEAR ENDED SEPTEMBER 27, 1998

NET SALES: Net sales for fiscal year 1999 were $530.5 million, an increase of $47.3 million, or 9.8%, from $483.2 million in fiscal year 1998. For fiscal year 1999, net sales were comprised of $460.1 million of automotive product sales, $7.8 million of consumer and other product sales, and $62.6 million of mold sales.

Automotive product sales in fiscal year 1999 were $460.1 million, an increase of $39.2 million, or 9.3%, from $420.9 million in fiscal year 1998. The is the result of recognizing a full year of HPG sales offset by the loss of nine months of blowmolding sales due to the DBM joint venture. Consumer and other product sales were $7.8 million in fiscal year 1999 compared to $18.1 million in fiscal year 1998. This decrease of $10.3 million, or 56.9%, is the result of LDM's sale of Como Products on April 15, 1999. Mold sales in fiscal year 1999 were $62.6 million, an increase of $18.3 million, or 41.3% from $44.3 million in fiscal year 1998. The increase is due to certain programs that launched during the Company's fiscal fourth quarter. 1999 mold sales were comprised of $61.7 million of automotive mold sales and $0.9 million of consumer and other mold sales.

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

INTEREST EXPENSE: Interest expense was $21.1 million for fiscal year 1999, compared to $19.8 million for fiscal year 1998. The increase is the result of a full year of interest related to debt acquired to purchase HPG.

EQUITY IN LOSSES OF AFFILIATES: Equity in losses of affiliates was $1.5 million for fiscal year 1999, compared to $0.3 million for fiscal year 1998. The increase was the result of equity losses related to the DBM joint venture which offset equity income in Sunningdale.

INTERNATIONAL CURRENCY EXCHANGE LOSS: Currency exchange loss was $1.1 million for fiscal year 1999, compared to $0.1 million for fiscal year 1998. The increased loss of $1.0 million was the result of a weakening German mark and Canadian dollar against the U.S. dollar during fiscal year 1999.

OTHER INCOME: Other income was $0.1 million for fiscal year 1999, compared to $0.2 million for fiscal year 1998. The decrease was due to interest charged to DBM related to DBM's subordinated note payable to the Company, offset by losses on the sale of property, plant and equipment.

INCOME TAXES: The provision for income taxes for fiscal year 1999 was $2.8 million with an effective tax rate of 137.2%, as compared to a tax benefit of $0.5 million with an effective tax benefit rate of 6.8% for fiscal year 1998. The low effective benefit rate and high effective tax rate is the result of certain non-deductible expenses and foreign tax in excess of foreign tax credits.

DBM TECHNOLOGIES JOINT VENTURE: On December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to the DBM joint venture at an amount equal to the net book value of the net current assets. The sales prices of the net current assets approximated $8.8 million.

The Company leased all machinery and equipment of the Kenco business to the DBM joint venture, and sublet to the joint venture all real properties in the Kenco operations.

Under terms of the agreement, the Company provided a subordinated $1.8 million loan to the DBM joint venture and guaranteed $1.0 million of the DBM joint venture line of credit borrowings. As a result of these terms, and the relatively small amount of equity contributed to the DBM joint venture by the independent third party, the Company retained substantially all of the risks of ownership.

On December 8, 1999, the Company sold to the DBM joint venture the machinery and equipment previously leased to the DBM joint venture. Proceeds from the sale approximated $10.3 million, the machinery and equipment's net book value. Proceeds included $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from the DBM joint venture. As part of this transaction, the joint venture's line of credit borrowings were refinanced which released the Company from the $1.0 million guarantee discussed above.

The investment in the DBM joint venture is treated as an equity investment for accounting purposes, but the Company has recorded 100% of the DBM joint venture losses as equity losses.

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

The Company's ownership percentage in New GLI is now less than 50%. As a result, New GLI's results are reported as equity earnings. As part of this transaction, the Company was released from all guarantees on Como's line of credit borrowings.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources including cash flow from operations and permitted additional indebtedness. As of September 24, 2000 the Company had $160.0 million of long-term debt outstanding and $16.4 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in fiscal year 2000 was $32.0 million compared to $26.6 million of cash provided by operating activities in the same period in 1999.

Capital expenditures for fiscal year 2000 were $14.6 million compared to $22.0 million for fiscal year 1999. Fiscal 2000 capital expenditures include several injection molding machines and secondary equipment.

The Company believes its capital expenditures (exclusive of any potential acquisitions) will be approximately $33 million in the fiscal year ended September 2001, and $20.0 million in each of the fiscal years ended September 2002 and 2003. In fiscal year 2001, approximately $19 million will be spent to equip the Company's new plant in Romulus, Michigan, and to launch new product late in the fiscal year. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

ENVIRONMENTAL:

The Company was named as a Defendant in a lawsuit in connection with a failed landfill in Byesville, Ohio. The lawsuit sought contribution from the Company as a potentially responsible party for allegedly generating waste that was disposed of at the landfill. During fiscal year 1999, the Company settled this matter for a nominal amount. The Company also received correspondence regarding a failed landfill site near Circleville, Ohio. The Company was identified as a potentially responsible party for alleged waste disposal at the Circleville landfill. The Company believes that, based on the available information, the ultimate liability with respect to these issues will not materially exceed $50,000 and charged that amount to expense in the quarter ended March 30, 1997.

MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

In May 2000 the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates. The swap is based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of a) 9.25% through January 2002 and b) three-month LIBOR plus 3.65% thereafter through January 2007. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by either party at any time. Upon cancellation the Company is required to pay to or receive from the bank counterparty, the negative or positive value of the swap, respectively. As of September 24, 2000, the fair value of the swap was a liability of approximately $360,000.

In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar is based on a notional amount of $50 million. Under the collar, the Company pays the bank couterparty if three-month LIBOR falls below 5.75% and receives from the bank counterparty if three-month LIBOR exceeds 8.75%.

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

In Germany, the functional currency is the German mark, in which all operating cash-flows are denominated. The German operation is also funded by a U.S. dollar loan from the parent Company. The Company is exposed to exchange gains or losses on current assets and liabilities and its U.S. dollar denominated loan denominated in the German mark.

As of September 24, 2000, the Company's net assets subject to foreign currency translation risk is $6,218. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $622.

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



                                       2001       2002       2003       2004       2005    Thereafter     Total       FMV
                                       ----       ----       ----       ----       ----    ----------     -----       ---

Fixed rate (maturity)                    -          -          -          -         -        $110,000    $110,000    $78,100
Fixed rate % (average)                                                                        10.75%      10.75%
Variable rate (maturity)              $11,543    $64,513     $520       $540       $585       $6,945      $84,646    $84,646
Variable rate % (future rates)         8.52%      8.52%      8.52%      8.52%     8.52%        8.52%       8.52%


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

    Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The names and ages of all executive officers and directors of the Company are as follows:


                                                                                                        HAS SERVED
                                                                                                        IN POSITION
           NAME                        AGE                        POSITION                                SINCE
   -------------------------           ---                        --------                              ------------
   Joe Balous...............            75         Chairman of the Board, Secretary and Director          1985
   Richard J. Nash..........            56         Chief Executive Officer and Director                   1985
   Robert C. Vamos..........            54         President                                              1997
   Gary E. Borushko.........            55         Chief Financial Officer                                1987


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

Item 11. Executive Compensation

    The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 2000.


                           SUMMARY COMPENSATION TABLE


                                                                               OTHER ANNUAL              ALL OTHER
                     NAME                    YEAR      SALARY       BONUS      COMPENSATION            COMPENSATION
      ---------------------------------      ----    ---------  -----------  ---------------------   -----------------
      Richard J. Nash                        2000    $ 956,741  $ 1,679,880    $     61,963 (4)            $  3,200 (1)
      Chief Executive Officer and Director   1999      850,000    1,000,000              --                   5,000 (1)
                                             1998      550,000    1,000,000              --                   3,750 (1)

      Joe Balous                             2000           --           --    $  1,800,310 (2)                  --
      Chairman of the Board and Secretary    1999           --           --       1,595,000 (2)                  --
                                             1998           --           --       1,340,000 (2)                  --

      Gary E. Borushko                       2000    $ 250,010  $   185,000    $     25,000 (4)                  --
      Chief Financial Officer                1999      263,344      185,000              --                      --
                                             1998      230,015      361,700              --                      --

      Robert C. Vamos                        2000    $ 300,000  $   135,000    $      6,042 (4)            $  3,200 (1)
      President                              1999      298,077      135,000              --                   5,000 (1)
                                             1998      289,075      100,000              --                   1,000 (1)

      Vincent P. Buscemi                     2000    $ 190,998  $    35,640    $     96,000 (3)                  --
      Group Vice President - Sales           1999      190,550       35,640          96,000 (3)                  --
                                             1998      190,531       45,000          96,000 (3)                  --


This table does not include any value that might be attributable to certain job related benefits, the amount of which for any executive officer does not exceed the lesser of $50,000 or 5% of combined salary and bonus for such executive officer.
(1)  Represents contributions to the Company's 401 (k) plan.
(2)  Consulting fees paid to a management company owned by Joe Balous.
(3)  Represents sales commission paid to a company owned by such individual.
(4)  Represents club dues and miscellaneous expenses included in employee's W-2.

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

     During fiscal year 2000, the Company paid consulting fees of $ 1,800,310 to a management company owned by Joe Balous. The nature of the services performed by Mr. Balous are development of corporate policy and strategic planning, integration of recent acquisitions, and overseeing facilities construction and leasehold improvements.

     The terms of these leases are not the result of arms-length bargaining; however, the Company believes that such leases and other transactions described above are on terms no less favorable to the Company than could be obtained if such leases or arrangements were arms-length transactions with non-affiliated persons.

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

          Consolidated Balance Sheets at September 24, 2000 and September 26, 1999.

          Consolidated Statements of Operations for each of the years in the three-year period ended September 24, 2000.

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 24, 2000.

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 24, 2000.

          Notes to Consolidated Financial Statements.

          All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                    EXHIBITS

               The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819). The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997. The Exhibit marked with three asterisks below was filed as an Exhibit to the Form 10-K of the Company dated December 28, 1998. The exhibits marked with four asterisks below were filed as an Exhibit to the Form 10-K of the Company dated December 27, 1999. These are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement, Form 10-K or Form 8-K Report.


EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

 3.1             Articles of Incorporation of LDM Technologies, Inc. (the
                 "Company"), as amended [3.1]*
 3.2             By-laws of the Company [3.5]*
 4.1             Indenture dated as of January 15, 1997 by and among the
                 Company, LDM Holdings, LDM Partnership, LDM Canada and IBJ
                 Schroder Bank & Trust Company, as Trustee [4.1]*
 4.2             Form of 10 3/4% Senior Subordinated Note Due 2007, Series B
                 [4.2]* 4.3 Form of Guarantee [4.3]*
 10.1(a)         Loan and Security Agreement dated as of January 22, 1997 ("Loan
                 Agreement") by and between the Company, as Borrower, and
                 BankAmerica Business Credit, Inc. ("BankAmerica"), as Agent for
                 the Lenders [10.2]*
 10.1(b)         First Amendment to Loan Agreement dated May 1, 1997.
                 [10.1(b)]***
 10.1(c)         Amendment No. 2 and Affirmation of Guaranties to Loan Agreement
                 dated as of July 14, 1997. [10.1(c)]***
 10.1(d)         Amendment No. 3 and Affirmation of Guaranties to Loan Agreement
                 dated as of September 30, 1997. [10.1(d)]***
 10.1(e)         Amendment No. 4 and Affirmation of Guaranties to Loan Agreement
                 dated as of November 25, 1997. [10.1(e)]***
 10.2            Intellectual Property Security Agreement dated as of January
                 22, 1997 made by the Company in favor of BankAmerica, as Agent for Lenders [10.4]*
 10.3            Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan corporation, and Kenco Plastics, Inc., a Kentucky corporation, and Narens
                 Design & Engineering Co., a Michigan corporation, dated
                 September 30, 1997 [1].**
 10.4            Asset Purchase Agreement between LDM Technologies, Inc. (a
                 Michigan corporation) and DBM Technologies, LLC (a Michigan limited liability company) dated December 31, 1998.****
 10.5            Asset Purchase Agreement between GL Industries, Inc. (an
                 Indiana corporation) and New GLI, Inc. (an Indiana corporation)
                 dated April 15, 1999.****
 11              Statement of Ratio of Earnings to Fixed Charges
 21              Subsidiaries and Affiliates of the Company
 27              Financial Data Schedule


                 (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant for the year ended September 24, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the fifteenth day of December, 2000.

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

Signature                               Title
---------                               -----

/s/ Joe Balous                          Director
---------------------------
Joe Balous

/s/ Richard J. Nash                     Director
---------------------------
Richard J. Nash

                         Report of Independent Auditors

Board of Directors of LDM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 24, 2000 and September 26, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 24, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 24, 2000 and September 26, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 24, 2000 in conformity with accounting principles generally accepted in the United States.




Detroit, Michigan                                  ERNST & YOUNG LLP
December 1, 2000

                             LDM Technologies, Inc.

                           Consolidated Balance Sheets

                 (in thousands, except share and per share data)



                                                                     SEPTEMBER 24,            SEPTEMBER 26,
                                                                         2000                      1999
                                                                  ----------------------------------------------
          ASSETS
          Current assets:
           Cash                                                   $           4,640         $         4,317
           Accounts receivable                                               74,335                  79,434
           Inventories                                                       21,032                  20,783
           Mold costs                                                        12,981                  12,706
           Prepaid expenses                                                   2,501                   1,960
           Refundable income tax                                              1,071                   1,385
           Deferred income taxes                                              3,051                   1,947
                                                                  ----------------------------------------------
          Total current assets                                              119,611                 122,532

          Net property, plant and equipment                                 106,605                 121,116
          Equity investments in affiliates                                    4,800                   2,091
          Note receivable from affiliate                                      1,017                     895
          Goodwill, net of accumulated amortization of $14,777 in
            2000 and $10,358 in 1999                                         55,269                  59,688
          Debt issue costs, net of accumulated
          amortization of $3,916 in 2000 and $2,969 in 1999                   4,360                   5,126
          Deposits for assets to be leased                                    4,791
          Other                                                                 770                     695
                                                                  ----------------------------------------------
         Total assets                                             $         297,223         $       312,143
                                                                  ==============================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
          Lines of credit and revolving loan                      $          34,643         $        33,276
          Accounts payable                                                   52,964                  55,120
          Accrued liabilities                                                23,754                  21,575
          Accrued compensation                                                7,469                   7,988
          Current maturities of long-term debt                               11,543                  11,564
                                                                  ----------------------------------------------
         Total current liabilities                                          130,373                 129,523

         Long-term debt due after one year                                  148,460                 168,262
         Deferred income taxes                                                4,450                   1,438

         Stockholders' equity:
          Common stock ($.10 par value; 100,000 shares
           authorized, 600 shares issued and outstanding)                         -                       -
          Additional paid in capital                                             94                      94
          Retained earnings                                                  12,112                  12,525
          Accumulated other comprehensive income                              1,734                     301
                                                                  ----------------------------------------------
         Total stockholders' equity                                          13,940                  12,920
                                                                  ----------------------------------------------
         Total liabilities and stockholders' equity               $         297,223         $       312,143
                                                                  ==============================================


See accompanying notes.

                                       F2

                             LDM Technologies, Inc.

                      Consolidated Statements of Operations

                                 (in thousands)


                                                                               YEARS ENDED
                                                           SEPTEMBER 24,      SEPTEMBER 26,     SEPTEMBER 27,
                                                               2000               1999              1998
                                                          -----------------------------------------------------
                    Net sales:
                     Product sales                          $    451,979      $    467,912      $    438,960
                     Mold sales                                   44,397            62,586            44,264
                                                            ------------      ------------      ------------
                                                                 496,376           530,498           483,224
                    Cost of sales:
                     Product cost of sales                       367,862           380,856           362,983
                     Mold cost of sales                           42,102            60,658            41,018
                                                            ------------      ------------      ------------
                                                                 409,964           441,514           404,001
                                                            ------------      ------------      ------------
                    Gross margin                                  86,412            88,984            79,223
                    Selling, general and administrative
                     expenses                                     62,302            63,401            56,607
                    Interest                                      19,955            21,067            19,814
                    Equity in losses of affiliates, net              891             1,480               285
                    Adjustment for impairment of goodwill              -                -             10,523
                    International currency exchange losses         2,235             1,138               122
                    Other, net                                      (563)             (146)             (244)
                                                            ------------      ------------      ------------
                                                                  84,820            86,940            87,107
                                                            ------------      ------------      ------------
                    Income (loss) before income taxes
                     and minority interest                         1,592             2,044            (7,884)
                    Provision (credit) for income taxes            2,005             2,805              (538)
                                                            ------------      ------------      ------------
                    Loss  before minority interest                  (413)             (761)           (7,346)
                    Minority interest                                                                    279
                                                            ------------      ------------      ------------
                    Net loss                                $       (413)     $       (761)     $     (7,067)
                                                            =============     =============     =============


See accompanying notes.

                                       F3

                             LDM Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands except common shares and common stock)



                                                                                                  ACCUMULATED
                                                                     ADDITIONAL                      OTHER
                                          COMMON        COMMON        PAID-IN        RETAINED    COMPREHENSIVE
                                          SHARES        STOCK         CAPITAL        EARNINGS    INCOME (LOSS)      TOTAL
                                          ------        -----         -------        --------    -------------      -----
                                                     (IN DOLLARS)
     Balance at September 28, 1997              600            60           94         20,353          (61)          20,386
     Comprehensive Income:
         Net loss for 1998                                                            (7,067)                       (7,067)
         Currency translation adjustment                                                                 39              39
                                                                                                                  ---------
              Comprehensive loss                                                                                    (7,028)
                                          ---------     ---------    ---------     ----------     ---------       ---------
     Balance at September 27, 1998              600            60           94         13,286          (22)          13,358
     Comprehensive Income:
         Net income for 1999                                                            (761)                         (761)
         Currency translation adjustment                                                                323             323
                                                                                                                  ---------
         Comprehensive income                                                                                         (438)
                                          ---------     ---------    ---------     ----------     ---------       ---------
     Balance at September 26, 1999              600            60           94         12,525           301          12,920
     Comprehensive Income:
         Net loss for 2000                                                              (413)                         (413)
         Currency translation adjustment                                                              1,433           1,433
                                                                                                                  ---------
         Comprehensive income                                                                                         1,020
                                          ---------     ---------    ---------     ----------     ---------       ---------
     Balance at September 24, 2000              600     $      60    $      94     $   12,112     $   1,734       $  13,940
                                          =========     =========    =========     ==========     =========       =========


                                       F4

                             LDM Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                             YEARS ENDED
                                                                          SEPTEMBER 24,     SEPTEMBER 26,      SEPTEMBER 27,
                                                                               2000              1999              1998
                                                                         ----------------- ----------------- ------------------
         OPERATING ACTIVITIES
         Net loss                                                          $       (413)     $       (761)     $     (7,067)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
             Depreciation and amortization                                       23,653            22,025            19,866
             International currency exchange losses                               2,235             1,138               122
             Adjustment for impairment of long-lived assets                           -                 -            10,523
           Equity in losses of affiliates, net                                      891             1,480               285
           (Gain) loss on sale of property and equipment                            239              (155)               97
           Deferred income taxes                                                  2,138               955            (2,033)
           Other                                                                      -             2,766                 -
           Changes in assets and liabilities, net of the effect of 1998 acquisitions and 1999 divestitures:
                 Accounts and notes receivable                                    5,099           (10,739)           (4,960)
                 Inventory and mold costs                                          (524)            8,052            (2,153)
                 Prepaid expenses                                                  (616)             (508)              979
                 Accounts payable and accrued liabilities                        (1,031)            3,356             5,668
                 Income taxes payable                                               314              (998)           (1,780)
                                                                           -------------    --------------     -------------
         Net cash provided by operating activities                               31,985            26,611            19,547

         INVESTING ACTIVITIES
         Additions to property, plant and equipment                             (14,580)          (22,003)          (14,143)
         Deposits for assets to be leased                                        (4,791)
         Purchase of Kenco Plastics (net of $500 cash acquired)                                                     (26,641)
         Purchase of LDM Technologies, GmbH                                                                          (9,703)
         Purchase of Huron Plastics Group (net of $1,835 cash acquired)                                             (67,140)
         Proceeds from disposal of property and equipment                         8,270             1,010               814
         Sale of Kenco business net of $98 equity contribution                                      6,935
         Net disbursement to unconsolidated affiliate                            (1,924)           (1,465)
                                                                           -------------    --------------     -------------
         Net cash used for investing activities                                 (13,025)          (15,523)         (116,813)

         FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt, (net of debt issuance
           costs of  $181 in 2000, $272 in 1999, and $1,540 in 1998)               (181)            7,228            63,992
         Payments on notes payable and long-term debt                           (19,823)          (12,979)           (4,809)
         Net proceeds  (repayments) from borrowings on line of credit             1,367            (4,337)           36,767
                                                                          --------------    --------------     -------------
         Net cash provided by (used in) financing activities                    (18,637)          (10,088)           95,950
                                                                          --------------    --------------     -------------
         Net increase (decrease) in cash                                            323             1,000            (1,316)
         Cash at beginning of year                                                4,317             3,317             4,633
                                                                           -------------    --------------     -------------
         Cash at end of year                                               $      4,640      $      4,317      $      3,317
                                                                           =============    ==============     =============


See accompanying notes.

                                       F5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)


1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holdings Canada, Inc., LDM Technologies Company, LLC ("LDM Canada"), LDM Technologies, GmbH, ("LDM Germany"), LDM Holdings Mexico, Inc., LDM Technologies, S.de R.L. ("LDM Mexico") and G.L. Industries of Indiana, Inc. and successor company ("Como"). All subsidiaries are wholly owned with the exception of Como (75% owned through April 14, 1999, 36.75% owned thereafter), and LDM Mexico (99% owned). As of September 24, 2000 and September 26, 1999, the Company, LDM Canada and LDM Germany are the only subsidiaries which are still consolidated.

Sunningdale Plastics Ltd ("Sunningdale") is a Singapore based injection molder of which the Company owned 30% through fiscal year 1999. In fiscal year 2000 Sunningdale received equity contributions from a new owner which reduced the Company's ownership to 22%. DBM Technologies, LLC ("DBM') is a minority owned blowmolding concern formed December 31, 1998, of which the Company owns 49%. Como, Sunningdale and DBM are accounted for under the equity method. As further discussed in Note 2, the Company records 100% of the losses of DBM as equity in losses of affiliates.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 24, 2000, September 26, 1999, and September 27, 1998, all included 52 weeks.

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

FOREIGN CURRENCY TRANSLATION

During the 1997 fiscal year, as a result of a U.S. dollar based re-financing and the volume of U.S. dollar denominated sales and operating costs, the Company determined that the functional currency of LDM Canada should be the U.S. dollar. Accordingly long lived assets and inter company debt has been translated at the historical rate and exchange differences arising on translation have been included in 2000, 1999, and 1998 operations. Accumulated other comprehensive income consists of translation adjustments for LDM Germany (for which the local currency is the functional currency).

                                       F6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

RESEARCH AND DEVELOPMENT COSTS

The Company and its subsidiaries expense research and development costs as incurred. Such amounts were $526, $338 and $216 for 2000, 1999 and 1998, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a roll-forward of the Company's allowance for doubtful accounts:

                                                                      2000             1999
                                                                      ----             ----
            Allowance for doubtful accounts beginning                 $2,998            $772
            Provision for bad debts                                      250           2,268
            Uncollectible accounts written off                       (2,038)            (42)
                                                                 ---------------- ---------------
            Allowance for doubtful accounts ending                    $1,210          $2,998
                                                                 ================ ===============



INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 24, 2000 and September 26, 1999 consist of the following:

                                                2000         1999
                                            -----------  ------------
            Raw materials and supplies      $    12,107  $     12,827
            Work-in-process                       1,745         1,872
            Finished goods                        7,180         6,084
                                            -----------  ------------
            Total                           $    21,032  $     20,783
                                            ===========  ============



PREPRODUCTION COSTS

Preproduction design and development costs are expensed as incurred except in circumstances when contractual reimbursement arrangements exist.

REVENUE RECOGNITION

The Company and its consolidated subsidiaries recognize revenue when legal title transfers to the customer, generally when goods are shipped to the customer.

Molds used in the Company operations are requisitioned by the Company's customers and are purchased from mold builders who design and construct the molds under Company supervision. Upon acceptance of the molds, title is passed to customers and revenue is recognized.

As a result of the issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") along with related interpretations and pronouncements by the SEC and other accounting standards setting bodies, the Company is evaluating the effects on its revenue recognition policies, particularly those related to tooling sales. The Company is required to adopt the guidance in SAB 101 in the first quarter of fiscal 2001. Effects on net income, if any, are not expected to be material.

                                       F7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is determined principally using the straight-line method based upon the following estimated useful lives:

                                ESTIMATED USEFUL
                                  LIFE (YEARS)
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

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Impairment losses are recorded on long-lived assets used in operations when indicators (i.e. recurring operating losses, negative cash flows, etc.) of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Impairment losses are determined based on the estimated shortfall of discounted cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Smith Barney currently makes a market for the Notes. As of September 24, 2000, the average of the bid and asking price was 71.0 giving a fair market value of $31.9 million below stated value ($110 million). The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

In May 2000 the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates. The swap is based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of a) 9.25% through January 2002 and b) three-month LIBOR plus 3.65% thereafter through January 2007. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by either party at any time. Upon cancellation the Company is required to pay to or receive from the bank counterparty, the negative or positive value of the swap, respectively. As of September 24, 2000, the fair value of the swap was a liability of approximately $360.

In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar is based on a notional amount of $50 million. Under the collar, the Company pays the bank couterparty if three-month LIBOR falls below 5.75% and receives from the bank counterparty if three-month LIBOR exceeds 8.75%.

                                       F8

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

The Company has not adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 24, 2000. Differentials received or paid under the interest rate swap agreement are classified as adjustments to interest expense through September 24, 2000. Effective September 25, 2000, the Company will be required to adopt FAS 133. Under FAS 133, fair values of the swap and the collar will be reported on the balance sheet with changes in fair value reported in the statement of operations. The effect upon adoption will not be material.

2.   ACQUISITIONS, JOINT VENTURE AND DIVESTITURE

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

On November 25, 1997, the Company acquired the business and certain net assets of Aeroquip-Vickers International GmbH (the Company created a new entity, "LDM Technologies, GmbH") for a consideration of $9.7 million in cash and the assumption of certain liabilities. The fair value of the net tangible assets acquired amounted to $9.7 million. The new entity is referred to herein as LDM Germany.

On February 6, 1998, the Company acquired the stock of Huron Plastics Group, Inc. and substantially all of the assets of Tadim, Inc. (collectively known as "HPG") for $69.0 million in cash and the assumption of certain liabilities. The fair value of the net tangible assets acquired amounted to $37.7 million.

A summary of the allocation of purchase price of each of the acquisitions during the year ended September 27, 1998 is given below:



                                         KENCO           LDM
                                       PLASTICS        GERMANY         HPG
                                       --------        -------         ---
Current assets                      $   12,576     $    6,143     $  30,047
Net property, plant and equipment       11,638          6,132        21,703
Other assets                                 -              -         1,354
Long term debt                               -              -
Other liabilities                      (6,510)        (2,540)      (15,356)
                                    ----------     ----------     ---------
Net tangible assets                     17,704          9,735        37,748
Goodwill                                 9,438              -        31,227
                                    ----------     ----------     ---------
Cost                                $   27,142     $    9,735     $  68,975
                                    ==========     ==========     =========


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

Effective as of December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company, and 51% owned by an independent third party. The Company sold the Kenco business and most of its net current assets to DBM at an amount equal to the net book value of the net current assets. The sales price of the net current assets approximated $8.8 million.

As a result of the relatively small amount of equity contributed to DBM by the independent third party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company will record 100% of the joint venture losses as equity losses, if any, up to its investment and subordinated loan amounts. Such losses were $3,600 and $2,413 for 2000 and 1999, respectively and have been reflected in the consolidated financial statements as a component of Equity in losses of affiliates, net.

                                       F9

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)



On December 8, 1999, the Company sold all of the machinery and equipment of the Kenco business to DBM for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from DBM. As part of the transaction, DBM refinanced its line of credit which released the Company from a $1 million guarantee to the previous senior lender.

DBM's new senior lender required the Company to subordinate all amounts due from DBM at the time of refinancing. As a result, the previous subordinated note payable was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments over five years. As of September 24, 2000, no such amounts have been paid.

On April 15, 1999, the Company reduced its ownership in Como from 75% to 36.75% through a series of transactions involving a new investor. The Company concurrently wrote off all amounts due from and investments in Como. Como's net sales and net loss for the year ended September 27, 1998 were $18.1 million and $1.5 million, respectively. Como's net sales and net income for the six month period ended March 28, 1999 were $8.6 million and $0.1 million, respectively.

3.   SEGMENT AND GEOGRAPHICAL DATA

The Company had operated in two industries; automotive components and consumer products. The Company's automotive components operations include the design and manufacture of plastic injection molded and blow molded products for certain original equipment manufacturers of cars, minivans and sport utility vehicles. The Company's automotive products include exterior and interior trim, under the hood components, and powertrain components. The Company has one consumer products plant which manufactures plastic molded products for the consumer appliance, office products and commercial furniture markets. The Company sold all but 36.75% of its stake in its consumer products plant effective April 15, 1999. The Company also contributed substantially all of the business and net current assets of its blow molded operations to a joint venture, which is still 49% owned by the Company, effective December 31, 1998.

For the purpose of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is presented as one segment, being automotive plastics components. The consumer products operations are considered insignificant with sales of $20,201 and losses of $(1,484) during the year ended 1998.

The following provides a summary of selected financial information by geographic area:


                                             SEPTEMBER 24, 2000
                           -------------------------------------------------------
                           Revenues (a)    Long-Lived Assets    Net Income (loss)
                           -------------------------------------------------------
  United States            $    404,489    $     90,201           $      3,756
  LDM Canada                     62,931          13,356                    654
  LDM Germany                    28,956           3,048                 (4,823)
                           -------------------------------------------------------
  Consolidated total       $    496,376    $    106,605           $       (413)
                           =======================================================


                                      F10

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)



                                             SEPTEMBER 26, 1999
                           -------------------------------------------------------
                           Revenues (a)    Long-Lived Assets    Net Income (loss)
                           -------------------------------------------------------
  United States            $    432,857    $    102,017         $  3,489
  LDM Canada                     64,090          14,650            1,166
  LDM Germany                    33,551           4,449           (5,416)
                           -------------------------------------------------------
  Consolidated total       $    530,498    $    121,116         $   (761)
                           =======================================================




                                             SEPTEMBER 27, 1998
                           -------------------------------------------------------
                           Revenues (a)    Long-Lived Assets    Net Income (loss)
                           -------------------------------------------------------
  United States            $    394,882  $     98,045         $ (7,638)
  LDM Canada                     65,399        14,498            3,293
  LDM Germany                    22,943         5,658           (2,722)
                           -------------------------------------------------------
  Consolidated total       $    483,224  $    118,201         $ (7,067)
                           =======================================================


(a)  Revenues are attributed to countries based on point of manufacturing.

During the years ended September 2000, 1999,and 1998, approximately 98% of consolidated sales were to customers in the automotive industry. Following is a summary of customers that accounted for more than 10% of consolidated net product sales as of each fiscal year end:


                                                           2000               1999             1998
                                                    ------------------------------------------------------
                         Ford Motor Company           $    204,589         $   161,429       $    169,293
                         General Motors Corporation        135,837             133,987            151,880




4.   IMPAIRMENT OF LONG-LIVED ASSETS

After its acquisition on September 30, 1997, the Kenco business performed significantly below original expectations, causing management to undertake a strategic review of the future viability of the business.

In contemplation of the sale of the Kenco business to DBM, the Company evaluated the on-going value of the long-lived assets (goodwill and tangible fixed assets) associated with the Kenco business, as they were held-for-use by LDM. Based upon this evaluation, the Company determined that assets with carrying amounts of $19,528 were impaired and wrote them down by $8,952 to their fair value in 1998. Fair value was based on projected future cash flows to be generated by the Kenco business, under its new ownership, discounted at a market rate of interest. In determining future cash flows the Company developed its best estimate of operating cash flows over the life of the goodwill and tangible fixed assets, which was fifteen years.

                                      F11

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)


The following presents a summary of the net assets of Kenco as of September 27, 1998:


                Assets
                  Cash                                           $    509
                  Accounts receivable                               9,086
                  Inventory                                         3,561
                  Other current assets                              1,551
                                                                 ---------
                          Total current assets                     14,707
                  Property, plant and equipment                     9,005
                                                                 ---------
                           Total assets                            23,712
                  Accrued expenses                               $ (4,352)
                                                                 ---------
                Net assets                                       $ 19,360
                                                                 =========



The following presents a summary of operations of Kenco included in the Company's consolidated statement of operations:


                                                                     YEAR ENDED            YEAR ENDED
                                                                 SEPTEMBER 26, 1999    SEPTEMBER 27, 1998
                                                                 ------------------    ------------------
                Revenue                                                  $   14,677            $   61,603
                Cost of goods sold                                           14,115                58,733
                                                                         ----------            ----------
                Gross margin                                                    562                 2,870
                Selling, general and administrative expenses                    600                 4,068
                                                                           --------              --------
                Operating loss before interest and income taxes          $     (38)            $  (1,198)
                                                                           ========              ========



5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                                        2000             1999              1998
                                                   ------------     ------------      ------------
         Interest paid                             $     20,134     $     20,744      $     17,643
         Income taxes paid (refunded)              $       (372)    $      2,945      $      2,176
         Interest capitalized                      $        351     $        706      $        185


6.   PROPERTY, PLANT AND EQUIPMENT

At September 24, 2000 and September 26, 1999, property, plant and equipment consists of the following:


                                                            2000              1999
                                                       -------------     -------------
                  Land, buildings and improvements      $     44,080      $     43,252
                  Machinery and equipment                    129,877           118,964
                  Transportation equipment                     2,437             2,366
                  Furniture and fixtures                       8,238             7,186
                  Construction in process                      2,210             3,774
                                                       -------------------------------
                  Total, at cost                             186,843           175,542
                  Less accumulated depreciation              (80,238)          (63,318)
                                                       -------------------------------
                  Net property, plant, and equipment
                   used in operations                        106,605           112,224
                  Net property, plant, and equipment
                    leased to DBM Technologies                     -             8,892
                                                       -------------------------------
                  Net property, plant and equipment     $    106,605      $    121,116
                                                       ===============================


                                      F12

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)



7.   LINES OF CREDIT AND REVOLVING DEBT

On January 22, 1997, the Company entered into a five-year Senior Credit Facility. At September 24, 2000, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Technologies Company). The Senior Credit Facility provides for available advances equal to (i) 85% of eligible accounts receivable, plus (ii) the lesser of $12,000 or 60% of eligible inventory, up to a maximum availability of $63,000. The Senior Credit Facility provides for the issuance of commercial and stand-by letters of credit up to a portion of the $63,000 Senior Credit Facility. The Senior Credit Facility bears interest at rates based upon a prime or LIBOR rate, in each case plus an applicable basis point spread; and provides that the Company will pay an issuance fee with respect to letters of credit based on a percentage of the full amount of such letters of credit, and an unused line fee equal to a percentage of the unused portion of the Senior Credit Facility. The Senior Credit Facility contains customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.

The Company had borrowings outstanding under the Senior Credit Facility at September 24, 2000 and September 26, 1999 of $34,643 and $33,276, respectively. Borrowings available under the Senior Credit Facility were $16,000 and $18,300 at September 24, 2000 and September 26, 1999, respectively.

The weighted average interest rate on all short-term borrowings as of September 24, 2000 and September 26, 1999 was 9.51% and 8.13%, respectively.

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

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. At September 24, 2000 the Notes are guaranteed by certain subsidiaries of the Company, namely LDM Holdings, L.L.C., LDM Canada Limited Partnership and LDM Canada, but not by LDM Mexico or LDM Germany. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in Note 14.

The Notes rank subordinate in right of payment to all existing and future Senior Debt.

The Company has a letter of credit that secures its $8,800 Multi-Option Adjustable Rate Notes and on acquisition of Molmec assumed Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $2,640.

                                      F13

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)



On February 6, 1998, the Company entered into an additional term and capital expenditure line of credit. The term line of credit is not to exceed the lesser of (i) $66,000, or (ii) the sum of (A) one hundred percent (100%) of the appraised orderly liquidation value of Equipment of the Company's operations in the United States and Canada; plus (B) eighty percent (80%) of the fair market value of all owned Real Estate of the Company's operations in the United States and Canada. The capital expenditure line of credit is not to exceed the lesser of (i) $10,000, or (ii) eighty percent (80%) of actual invoiced cost of the equipment. These obligations, totaling a maximum availability of $76,000 at September 24, 2000, are subject to interest at a Base or LIBOR Rate plus a variable margin as set forth in the loan agreement. These loans are also subject to fees equal to .375% per annum on an average daily unused facility for the immediate preceding month. The loans are repayable in monthly installments of $887 in addition to an annual payment due the first day of the fourth month after the end of each fiscal year of 50% of any excess cash flow (as defined in the loan agreement) for such fiscal year. The lines of credit contain customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability. The Company may terminate these obligations upon written notice and full payment of principal and accrued interest.

The Company had borrowings outstanding under the term and capital expenditure line of credit at September 24, 2000 of $39,563. Borrowings available under the term and capital expenditure line of credit were $1,500 at September 24, 2000, and September 26, 1999.

Long-term debt at September 24, 2000 and September 26, 1999 consists of the following:


                                                                      2000             1999

            Senior Subordinated Notes due 2007.                    $     110,000    $     110,000

           Term and capital expenditure line of credit,
              principal payable in monthly installments of
              $887, at Base or LIBOR plus margin
              (8.86% at September 24, 2000).  Balance                     39,563           58,464
              repayable February 2002.

              Multi-Option Adjustable Rate Notes, principal
              payable in various annual installments
              ranging from $300 to $780 through
              April 1, 2015, plus interest payable monthly
              at the higher of the 30 day commercial paper
              rate or 90 day commercial paper
              rate (6.59% at September 24, 2000). Borrowings
              are collateralized by the corporate
              headquarters facility which has a carrying value
              of approximately $15,293 at September 24, 2000               7,800            8,080


              Variable Rate Demand Limited Obligation Revenue
              Bonds, principal payable in various annual
              installments through December 1, 2009,
              ranging from $630 to $160, plus variable interest
              (subject to a maximum of 12%), payable
              semi-annually (4.55% at September 24, 2000),
              collaterized by a letter of credit.                          2,640            3,235

             Other                                                             -               47
                                                                  -------------------------------
             Total                                                 $     160,003    $     179,826

             Current maturities of long-term debt                        (11,543)         (11,564)
                                                                  -------------------------------
             Long-term debt due after one year                     $     148,460    $     168,262
                                                                  ===============================


LDM Technologies, Inc. has the option to convert the interest rate on the Multi-Option Adjustable Rate Notes to the Six Month, One Year, Three Year, Five Year, Seven Year, or the Fixed Interest Rates Modes.

                                      F14

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)


Annual maturities of long-term debt are as follows:



                         FISCAL YEAR
                              2001              11,543
                              2002              29,870
                              2003                 520
                              2004                 540
                              2005                 585
                        Thereafter             116,945
                                          -------------
                             Total        $    160,003
                                          =============


9.   RELATED PARTY TRANSACTIONS

Como leases its general office and plant facilities, in addition to certain computer and manufacturing equipment, from corporations whose directors and stockholders include Como's minority stockholder. Lease rental payments made to these corporations for 1998 were $467.

During 1998, Como transferred equipment with a net book value of approximately $609 to LDM. In exchange for the equipment, LDM relieved Como of its liability for accrued corporate charges and other accounts payable of approximately $604.

See discussion regarding stock redemption agreement in footnote 12.

10.  INCOME TAXES

The Company's provision for income taxes for the years ended September 24, 2000, September 26, 1999, and September 27, 1998 is comprised of the following:



                                           2000         1999         1998
          Domestic:
          Federal:
          Current                       $       (45) $     1,594  $       121
          Deferred                            1,633          325       (2,692)
                                        -----------  -----------  -----------
                                              1,588        1,919       (2,571)
          State and local:
          Current                               (88)         213         (253)
          Deferred                              360          100
                                        -----------  -----------  -----------
                                                272          313         (253)
          Foreign:
          Current                                             43          850
          Deferred                              145          530        1,436
                                        -----------  -----------  -----------
                                                145          573        2,286
                                        -----------  -----------  -----------
          Total income tax provision    $     2,005  $     2,805  $      (538)
                                        ===========  ===========  ===========


                                      F15

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)


Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 24, 2000 and September 26, 1999 deferred tax assets and liabilities are comprised of the following:



                                                     2000           1999
                                                 ---------------------------
        Deferred tax assets:
         Investment in affiliates                                $    238
         Loss carryovers                         $     408            723
         Capital loss carryovers                       198            198
         Goodwill                                    2,869          3,228
         Accounts receivable                           519          1,198
         Inventory                                   1,063          1,687
         Other accrued liabilities                     139             88
         Employee benefits                           1,186          1,158
                                                 --------------------------
       Total deferred tax assets                     6,382          8,518
       Less valuation allowances                     (344)          (407)
                                                 --------------------------
       Total net deferred tax asset                  6,038          8,111

       Deferred tax liabilities:
         Other accrued liabilities                     283            412
         Property, plant and equipment               7,154          7,190
                                                 --------------------------
       Total deferred tax liabilities                7,437          7,602
                                                 --------------------------
       Net deferred tax asset (liability)        $ (1,399)      $     509
                                                 ==========================


A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:



                                                                   YEAR ENDED
                                                SEPTEMBER 24,     SEPTEMBER 26,     SEPTEMBER 27,
                                                    2000              1999              1998
                                              ----------------  ----------------  ---------------
     Tax at federal statutory rate of 34%           $      540        $      695     $    (2,681)

     State and local taxes, net of
      federal tax  effect                                  179               207            (299)
     Settlement of prior years' income
      tax liabilities                                                                     (1,056)
     Nondeductible expenses                              1,130             1,242              838
     Foreign tax in excess of
      foreign tax credits                                  154               821            1,781
     Deferred tax valuation allowance                                        385              685
     Other, net                                              2              (231)             343
                                                    ----------        -----------      ----------
     Provision for income taxes                     $    2,005        $    2,805       $    (538)
                                                    ==========        ===========      ==========



For Canadian income tax purposes, approximately $765 of net operating losses are available at September 24, 2000 for carryover against taxable income in future years. These carryovers expire in 2004. The net operating loss carry forwards include timing differences, principally tax depreciation in excess of financial statement depreciation, of approximately $4,326, for which a $1,477 deferred tax liability has been recorded.

11.  RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. Contributions by the Company, which are different for each individual plan, are based on matching 50% of employees contributions, up to a maximum range of 3-4 % of earnings or five hundred to one thousand dollars. Costs under the plans amounted to $863, $912, and $378, in 2000, 1999, and 1998, respectively.

                                      F16

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

12.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its facilities, furniture and fixtures, and equipment. Rental expense, including short-term cancelable leases, approximated $6,639, $8,310 and $6,367 for the years ended September 24, 2000, September 26, 1999 and September 27, 1998, respectively. Future commitments under noncancelable operating leases are as follows:


                                FISCAL YEAR
                                -----------
                                    2001            $  4,949
                                    2002               3,717
                                    2003               3,076
                                    2004               2,353
                                    2005               2,019
                              Thereafter               3,981
                                                   ----------
                                   Total           $  20,095
                                                   ==========


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

CONTINGENCIES

Environmental Matters

The Company previously received correspondence regarding curing two separate failed landfill sites. In each case, the Company was identified as a potentially responsible party for its alleged waste disposal at such landfills. In the first case, a lawsuit was brought against the Company for which the USEPA subsequently agreed to provide contribution protection on payment of a nominal fee. In the second case, the Company has no reason to believe that any liability associated with the particular landfill will materially exceed the recorded liability of $50; however the ultimate outcome of such matters cannot be predicted with certainty.

LITIGATION

The Company accrues contingent liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs; however, the Company does not believe any such changes will have a material effect on the Company's future results of operations and financial condition or liquidity.

                                      F17

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)


13.  UNCONSOLIDATED AFFILIATES

The Company has a less than fifty percent equity interest in DBM of which the Company owns 49%, and Sunningdale of which the Company owns 22% as of September 24, 2000. As of September 26, 1999, the Company owned 30% of Sunningdale. These significant investments are accounted for under the equity method. Equity earnings/loss are reported as share of joint venture loss on the operating statement, and as investment in joint venture on the balance sheet. Financial information on the Company's significant equity method investments, Sunningdale and DBM, is as follows:


                                                                     2000
                                                       Sunningdale              DBM
                                                   ------------------------------------------
Current assets                                         $        29,835      $         12,931
Noncurrent assets                                               14,651                10,242
Current liabilities                                             19,272                15,553
Noncurrent liabilities                                           3,264                13,261
Minority interest                                                  430

Net sales                                                       54,448                53,197
Income (loss) from continuing operations                        14,261               (1,606)
Net income (loss)                                               12,314               (3,600)
Percent of income/loss recognized                                  22%                  100%
Amount included in Equity in losses of
affiliates, net                                        $        2,709       $        (3,600)


                                                                     1999
                                                       Sunningdale              DBM
                                                   -------------------- ---------------------
Current assets                                         $        14,940      $         13,531
Noncurrent assets                                               11,610                10,242
Current liabilities                                             16,630                15,553
Noncurrent liabilities                                           2,502                13,261
Minority interest                                                  343

Net sales                                                       27,002                41,669
Income (loss) from continuing operations                         5,135               (1,961)
Net income (loss)                                                3,308               (2,413)
Percent of income/loss recognized                                  30%                  100%
Amount included in Equity in losses of
affiliates, net                                        $           992      $        (2,413)



No other equity method investment was significant for 1998, 1999 or 2000.

14.  SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies as described above. The non-guarantor subsidiaries are Como and LDM Germany. Upon the divestiture of Como as discussed in Note 2, effective April 15, 1999, the only non-guarantor subsidiary remaining in the consolidated financial statements is LDM Germany.

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

                                      F18

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 24, 2000

                                                LDM                              Non-Guarantor      Consolidating
                                           Technologies,        LDM Canada       Subsidiaries          Entries        Consolidated
                                                Inc.
ASSETS
Current assets:
  Cash                                    $            29     $        2,622    $         1,989    $                  $     4,640
  Accounts receivable                              64,138              7,900              2,297                            74,335
  Inventories                                      15,841              3,457              1,734                            21,032
  Mold costs                                        6,750              6,303                (72)                           12,981
  Prepaid expenses                                  2,311                247                (57)                            2,501
  Refundable income taxes                           1,071                                                                   1,071
  Deferred income taxes                             3,051                                                                   3,051
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current assets                               93,191             20,529              5,891                           119,611

Net property, plant and equipment                  90,201             13,356              3,048                           106,605
Investment in subsidiaries and                     13,631                                                   (8,831)         4,800
affiliates
Note receivable affiliates                         14,558                                                  (13,541)         1,017
Goodwill                                           55,269                                                                  55,269
Debt issue costs                                    4,360                                                                   4,360
Other                                               5,561                                                                   5,561
                                          -----------------   ---------------   ----------------   ----------------   --------------
                                          $       276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                          =================   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan      $        34,643                                                             $    34,643
  Accounts payable                                 41,647     $        9,436    $         3,260    $        (1,379)        52,964
  Accrued liabilities                              18,925              3,679              1,150                            23,754
  Accrued compensation                              5,988                337              1,144                             7,469
  Current maturities of long-term debt             11,543                                                                  11,543
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                         112,746             13,452              5,554             (1,379)       130,373

Long-term debt due after one year                 148,460             10,532             11,647            (22,179)       148,460
Deferred income taxes                               3,381              1,069                                                4,450

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                12,112              2,982            (12,961)             9,979         12,112
  Accumulated other comprehensive
  income (loss)                                       (22)                                1,756                             1,734
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total stockholders' equity                         12,184              8,832             (8,262)             1,186         13,940
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total liabilities and stockholders'       $       276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
equity                                    =================   ===============   ================   ================   ==============



                                      F19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 26, 1999


                                                LDM
                                           TECHNOLOGIES,                         NON-GUARANTOR      CONSOLIDATING
                                                INC.            LDM CANADA       SUBSIDIARIES          ENTRIES        CONSOLIDATED
ASSETS
Current assets:
  Cash                                    $         2,184     $            -    $         2,133    $                  $     4,317
  Accounts receivable                              60,613             13,748              5,073                            79,434
  Inventories                                      15,769              2,873              2,141                            20,783
  Mold costs                                       10,193              2,379                134                            12,706
  Prepaid expenses                                  1,817                143                                                1,960
  Refundable income taxes                           1,312                 73                                                1,385
  Deferred income taxes                             1,947                                                                   1,947
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current assets                               93,835             19,216              9,481                           122,532

Net property, plant and equipment                 102,017             14,650              4,449                           121,116
Investment in subsidiaries                         10,269                                                   (8,178)         2,091
Note receivable affiliates                         17,175                                                  (16,280)           895
Goodwill                                           59,688                                                                  59,688
Debt issue costs                                    5,126                                                                   5,126
Other                                                 695                                                                     695
                                          -----------------   ---------------   ----------------   ----------------   --------------
                                          $       288,805     $       33,866    $        13,930    $       (24,458)   $   312,143
                                          =================   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan      $        33,276                                                             $    33,276
  Accounts payable                                 39,231     $       11,300    $         4,635    $           (46)        55,120
  Accrued liabilities                              17,603              2,420              1,552                            21,575
  Accrued compensation                              5,988                282              1,718                             7,988
  Current maturities of long-term debt             11,564                                                                  11,564
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                         107,662             14,002              7,905                (46)       129,523

Long-term debt due after one year                 168,262             10,532             10,897            (21,429)       168,262
Deferred income taxes                                 284              1,154                                                1,438

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                12,525              2,328             (8,138)             5,810         12,525
  Accumulated other comprehensive income
  (loss)                                              (22)                                  323                               301
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total stockholders' equity                         12,597              8,178             (4,872)            (2,983)        12,920
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total liabilities and stockholders'
equity                                    $       288,805     $       33,866    $        13,930    $       (24,458)   $   312,143
                                          =================   ===============   ================   ================   ==============



                                       F20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 24, 2000

                                            UNCONSOLIDATED
                         ----------------------------------------------------
                                LDM                               NON-
                           TECHNOLOGIES,          LDM           GUARANTOR          CONSOLIDATING         CONSOLIDATED
                               INC.             CANADA         SUBSIDIARIES           ENTRIES
                         ------------------    ----------    ----------------    ------------------    -----------------
Net sales:
  Product sales          $         363,137     $  61,580     $        27,262     $                     $        451,979
  Mold sales                        41,352         1,351               1,694                                     44,397
                         ------------------    ----------    ----------------    ------------------    -----------------
                                   404,489        62,931              28,956                                    496,376
Cost of sales:
  Product cost of sales            281,882        58,094              27,886                                    367,862
  Mold cost of sales                39,691         1,351               1,060                                     42,102
                         ------------------    ----------    ----------------    ------------------    -----------------
                                   321,573        59,445              28,946                                    409,964
                         ------------------    ----------    ----------------    ------------------    -----------------
Gross margin                        82,916         3,486                  10                                     86,412

Selling, general and
administrative expenses             58,743         1,700               1,859                                     62,302
Interest                            19,864         1,193                 706                (1,808)              19,955
Equity in losses of
subsidiaries and
affiliates net                       5,060                                                  (4,169)                 891
International currency
  exchange losses
  (gains)                                            (33)              2,268                                      2,235
Other, net                          (2,198)         (173)                                    1,808                 (563)
                         ------------------    ----------    ----------------    ------------------    -----------------
                                    81,469         2,687               4,833                (4,169)              84,820
                         ------------------    ----------    ----------------    ------------------    -----------------
Income (loss) from
continuing operations
  before income taxes                1,447           799              (4,823)                4,169                1,592
Provision for income
taxes                                1,860           145                                                          2,005
                         ------------------    ----------    ----------------    ------------------    -----------------
Net income (loss)        $            (413)    $     654     $        (4,823)    $           4,169     $           (413)
                         ==================    ==========    ================    ==================    =================


                                       F21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 26, 1999

                                            UNCONSOLIDATED
                         ----------------------------------------------------
                               LDM                                NON-
                           TECHNOLOGIES,         LDM           GUARANTOR           CONSOLIDATING         CONSOLIDATED
                               INC.             CANADA        SUBSIDIARIES            ENTRIES
                         ------------------    ----------    ----------------    ------------------    -----------------
Net sales:
  Product sales          $         367,301     $  59,677     $        40,934      $                     $       467,912
  Mold sales                        56,842         4,413               1,331                                     62,586
                         ------------------    ----------    ----------------    ------------------    -----------------
                                   424,143        64,090              42,265                                    530,498
Cost of sales:
  Product cost of sales            281,868        55,745              43,243                                    380,856
  Mold cost of sales                55,461         4,331                 866                                     60,658
                         ------------------    ----------    ----------------    ------------------    -----------------
                                   337,329        60,076              44,109                                    441,514
                         ------------------    ----------    ----------------    ------------------    -----------------
Gross margin                        86,814         4,014              (1,844)                                    88,984

Selling, general and
administrative expenses             60,862         1,042               1,497                                     63,401
Interest                            20,952         1,225                 853                (1,963)              21,067
Equity in losses of
  subsidiaries and
  affiliates, net                    4,946                                                  (3,466)               1,480
International currency
  exchange losses                                      8               1,130                                      1,138
Other, net                          (1,379)                             (730)                1,963                 (146)
                         ------------------    ----------    ----------------    ------------------    -----------------
                                    85,381         2,275               2,750                (3,466)              86,940
                         ------------------    ----------    ----------------    ------------------    -----------------
Income (loss) from
continuing operations
  before income taxes                1,433         1,739              (4,594)                3,466                2,044
Provision (credit) for
income taxes                         2,194           573                  38                                      2,805
                         ------------------    ----------    ----------------    ------------------    -----------------
Net income (loss)           $         (761)    $   1,166     $        (4,632)    $           3,466     $          (761)
                         ==================    ==========    ================    ==================    =================



                                      F22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 27, 1998


                                            UNCONSOLIDATED
                         ------------------------------------------------------
                                   LDM
                               TECHNOLOGIES,            LDM                NON-GUARANTOR        CONSOLIDATING
                                   INC.                CANADA              SUBSIDIARIES           ENTRIES         CONSOLIDATED
                         ------------------------------------------------------------------------------------------------------
Net sales:
  Product sales                $   349,218          $    51,228            $     38,641          $    (127)       $    438,960
  Mold sales                        25,589               14,172                   4,503                                 44,264
                               ------------         ------------           -------------         ----------       -------------
                                   374,807               65,400                  43,144               (127)            483,224
Cost of sales:
  Product cost of sales            278,818               44,443                  39,849               (127)            362,983
  Mold cost of sales                24,643               12,154                   4,221                                 41,018
                               ------------         ------------           -------------         ----------       -------------
                                   303,461               56,597                  44,070               (127)            404,001
                               ------------         ------------           -------------         ----------       -------------
Gross margin                        71,346                8,803                    (926)                                79,223

Selling, general and
administrative expenses             52,664                1,195                   2,748                                 56,607
Equity in net income of
subsidiaries                           187                    -                       -               (187)                  -
Interest                            19,703                1,633                     860             (2,382)             19,814
Equity in loss of
affiliate                              285                    -                       -                  -                 285
Adjustment for
impairment of
long-lived assets                   10,523                    -                       -                  -              10,523
International currency
  exchange losses
  (gains)                                                   542                    (420)                                   122
Other, net                          (2,627)                (146)                    147              2,382                (244)
                               ------------         ------------           -------------         ----------       -------------
                                    80,735                3,224                   3,335               (187)             87,107
                               ------------         ------------           -------------         ----------       -------------
Income (loss) from
continuing operations
before income taxes
and minority interest               (9,389)               5,579                  (4,261)               187              (7,884)
Provision (credit) for
income taxes                        (2,769)               2,286                     (55)                                  (538)
                               ------------         ------------           -------------         ----------       -------------
Income (loss) from
continuing operations
before minority interest            (6,620)               3,293                  (4,206)               187              (7,346)
Minority interest loss                 279                    -                       -                                    279
                               ------------         ------------           -------------         ----------       -------------
Net income (loss)              $    (6,341)         $     3,293            $     (4,206)         $     187        $     (7,067)
                               ============         ============           =============         ==========       =============



                                       F23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 24, 2000

                                                          UNCONSOLIDATED
                                               -------------------------------------
                                             LDM                                  NON-
                                        TECHNOLOGIES,          LDM              GUARANTOR          CONSOLIDATING
                                            INC.              CANADA           SUBSIDIARIES          ENTRIES           CONSOLIDATED
                                        --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                        $       (413)      $        654       $     (4,823)       $      4,169        $       (413)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries losses              4,169                                                    (4,169)
     Equity in losses of affiliates, net          891                                                                           891
     Depreciation and amortization             19,960              2,292              1,401                                  23,653
     Currency exchange (gain) loss                                   (33)             2,268                                   2,235
     (Gain) loss on sale of
       property and equipment                     241                 (2)                                                       239
     Deferred income taxes                      1,993                145                                                      2,138
     Changes in assets and liabilities:
         Accounts and notes receivable         (3,525)             5,848              2,776                                   5,099
         Inventory and mold costs               3,371             (4,508)               613                                    (524)
         Prepaid expenses                        (569)              (104)                57                                    (616)
         Accounts payable and accrued
             liabilities                        3,738               (517)            (3,186)             (1,066)             (1,031)
         Refundable income taxes                  241                 73                                                        314
                                        --------------------------------------------------------------------------------------------
Net cash provided by operating
  activities                                   30,097              3,848               (894)             (1,066)             31,985
INVESTING ACTIVITIES
Additions to property, plant and
equipment                                     (13,352)            (1,228)                                                   (14,580)
Deposits for leases to be reimbursed           (4,791)                                                                       (4,791)
Equity contributed to affiliate                   (49)                                                                          (49)
Proceeds from disposal of property,
 and equipment                                  8,268                  2                                                      8,270
Disbursements to affiliates                    (3,691)                                                    1,816              (1,875)
Payments from affiliates                                                                750                (750)                  -
                                        --------------------------------------------------------------------------------------------
Net cash (used for) provided by
 investing activities                         (13,615)            (1,226)               750               1,066             (13,025)
FINANCING ACTIVITIES
Proceeds from issuance of long term
 debt                                            (181)                                                                         (181)
Payments on long-term debt                    (19,823)                                                                      (19,823)
Net proceeds from Line of
Credit/Revolver                                 1,367                                                                         1,367
                                        --------------------------------------------------------------------------------------------
Net cash provided (used) by
 financing activities                         (18,637)                                                                      (18,637)
                                        --------------------------------------------------------------------------------------------
Net increase (decrease) in cash                (2,155)             2,622               (144)                  -                 323
Cash at beginning of year                       2,184                                 2,133                   -               4,317
                                        --------------------------------------------------------------------------------------------
Cash at end of year                      $         29       $      2,622       $      1,989        $          -        $      4,640
                                        ============================================================================================


                                      F24

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 26, 1999


                                                          UNCONSOLIDATED
                                           -----------------------------------------
                                             LDM                                   NON-
                                         TECHNOLOGIES,           LDM            GUARANTOR          CONSOLIDATING
                                            INC.              CANADA           SUBSIDIARIES           ENTRIES          CONSOLIDATED
                                         -------------- ------------------ ------------------- ------------------- -----------------
OPERATING ACTIVITIES
Net income (loss)                        $       (761)      $    1,166         $     (4,632)       $      3,466        $       (761)
Adjustments to reconcile net income
  (loss) to net cash provided by
    operating activities:
     Equity in subsidiaries losses              3,466                                                    (3,466)
     Equity in losses of                                                                                                      1,480
     affiliates, net                            1,480
     Reserve for trade receivables and
     notes receivable from unconsolidated
     subsidiary                                 2,766                                                                         2,766
     Depreciation and amortization             18,702              1,977              1,346                                  22,025
     International exchange losses                                     8              1,130                                   1,138
     (Gain) loss on sale of property and
       equipment                                  381                190               (726)                                   (155)
     Deferred income taxes                        455                530                (30)                                    955
     Changes in assets and liabilities,
     net of the effect of the 1999 joint
     venture and divestiture
          Accounts and notes
             receivable                        (7,957)            (2,899)               117                                 (10,739)
          Inventory and mold costs              7,460             (3,685)             4,277                                   8,052
          Prepaid expenses                       (502)                (7)                 1                                    (508)
          Accounts payable and accrued
             liabilities                       (1,063)             4,822               (461)                 58               3,356
          Income taxes payable                   (108)              (923)                33                                    (998)
                                         --------------- ------------------ ------------------- ------------------- ----------------
Net cash provided by operating
  activities                                   24,319              1,179              1,055                  58              26,611
INVESTING ACTIVITIES
Additions to property, plant and
equipment                                     (19,639)            (2,319)               (45)                                (22,003)
Proceeds from sale of Kenco business
   and net current assets to DBM joint
   venture (net of $98 equity
   contribution)                                6,935                                                                         6,935
Proceeds from disposal of property,
   and equipment                                1,010                                                                         1,010
Disbursements to affiliates                    (3,989)                                                    1,748              (2,241)
Payments from affiliates                        2,049                                                    (1,273)                776
                                         --------------- ------------------ ------------------- ------------------- ----------------
Net cash (used for) provided by
 investing activities                         (13,634)            (2,319)               (45)                475             (15,523)
FINANCING ACTIVITIES
Proceeds from issuance of
   long term debt                               7,228                                   749                (749)              7,228
Payments on long-term debt                    (12,979)              (177)               (39)                216             (12,979)
Net proceeds from Line of
Credit/Revolver                                (3,423)                                 (914)                                 (4,337)
                                         --------------- ------------------ ------------------- ------------------- ----------------
Net cash provided (used) by
   financing activities                        (9,174)              (177)              (204)               (533)            (10,088)
                                         --------------- ------------------ ------------------- ------------------- ----------------
Net increase (decrease) in cash                 1,511             (1,317)               806                                   1,000
Cash at beginning of year                         673              1,317              1,327                                   3,317
                                         --------------- ------------------ ------------------- ------------------- ----------------
Cash at end of year                      $      2,184       $           -      $      2,133        $                   $      4,317
                                         =============== ================== =================== =================== ================



                                       F25

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, UNLESS OTHERWISE NOTED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 27, 1998

                                                        UNCONSOLIDATED
                                      -------------------------------------------------
                                            LDM                                NON-GUARANTOR
                                       TECHNOLOGIES,            LDM            SUBSIDIARIES        CONSOLIDATING
                                            INC.               CANADA                                 ENTRIES          CONSOLIDATED
                                      ------------------- ----------------- -------------------- ------------------- ---------------
OPERATING ACTIVITIES
Net income (loss)                        $     (6,341)      $     3,293         $     (4,206)       $        187       $     (7,067)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries losses                187                 -                                     (187)                 -
     Equity in loss of affiliate                  285                 -                    -                   -                285
     Depreciation and amortization             16,260             1,974                1,632                                 19,866
     International currency exchange
         (gains) losses                                             542                 (420)                                   122
     Adjustment for impairment of
       long-lived assets                       10,523                 -                    -                   -             10,523
     (Gain) loss on sale of property
         and equipment                             36                                     61                                     97
     Deferred income taxes                     (3,370)            1,421                  (84)                                (2,033)
     Changes in assets and
         liabilities, net of the
         effect of the 1998
         acquisitions
         Accounts and notes receivable           (775)           (4,905)                (791)              1,511             (4,960)
         Inventory and mold costs              (6,584)            6,129               (1,698)                                (2,153)
         Prepaid expenses                       1,025               (32)                 (13)                                   979
         Accounts payable and accrued
          liabilities                           9,947            (7,862)               3,583                                  5,668
         Income taxes payable                  (2,982)              846                  356                                 (1,780)
                                         -------------      -----------         ------------        ------------       -------------
Net cash provided by operating
  activities                                   18,211             1,406               (1,580)              1,511             19,547
INVESTING ACTIVITIES
Purchase of Kenco (net of $500 cash
  received in acquisition)                    (26,641)                                                                      (26,641)
Additions to property, plant and
equipment                                     (12,083)             (370)              (1,690)                               (14,143)
Purchase of Huron Plastics (net of
 $1,835 cash received in acquisition)         (67,140)                                                                      (67,140)
Proceeds from disposal of property,
 and equipment                                    622                                    192                                    814
Purchase of LDM Technologies, GmbH             (9,703)                                                                       (9,703)
Disbursements to affiliates                    (7,837)                                                     7,837                  -
Payments from affiliates                       10,073                                                    (10,073)                 -
                                         ------------       -----------         ------------        ------------       ------------
Net cash (used for) provided by
 investing activities                        (112,709)             (370)              (1,498)             (2,236)          (116,813)
FINANCING ACTIVITIES
Proceeds from issuance of long term
 debt                                          63,992                                  3,869              (3,869)            63,992
Payments on long-term debt                     (4,809)           (4,317)                (278)              4,595             (4,809)
Net proceeds from Line of                      35,976                                    791                                 36,767
Credit/Revolver
                                         ------------       -----------         ------------        ------------       ------------
Net cash provided (used) by
financing activities                           95,159            (4,317)               4,382                 726             95,950
                                         ------------       -----------         ------------        ------------       ------------
Net increase (decrease) in cash                   661            (3,281)               1,304                   -             (1,316)
Cash at beginning of year                          12             4,598                   23                                  4,633
                                         ------------       -----------         ------------        ------------       ------------
Cash at end of year                      $        673       $     1,317         $      1,327        $          -       $      3,317
                                         ============       ===========         ============        ============       ============


                                      F26

                                        Exhibit Index
                                        -------------

Exhibit No.                Description
-----------                -----------
   11                      Statement of Ratio of Earnings to Fixed Charges

   21                      Subsidiaries and Affiliates of the Company

   27                      Financial Data Schedule
