Form 10-Q
period 2000-12-17
LDM TECHNOLOGIES INC
filed 2001-01-31
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 17, 2000

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

                      YES X                       NO

    Number of shares of common stock outstanding as of January 26, 2001: 600

                                 Total pages: 17

                             Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX



                                                                     Page No.
                                                                  -------------

 PART I   FINANCIAL INFORMATION

 ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

 Condensed Consolidated Balance Sheets, December 17, 2000 and
    September 24, 2000                                                    3

 Condensed Consolidated Statements of Operations, three months
    ended December 17, 2000 and December 19, 1999                         4

 Condensed Consolidated Statements of Cash Flows, three months
    ended December 17, 2000 and December 19, 1999                         5

 Notes to Condensed Consolidated Financial Statements                     6

 ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            15

 PART II  OTHER INFORMATION

 Item 1   Legal Proceedings                                       Not applicable

 Item 2   Changes in Securities                                   Not applicable

 Item 3   Defaults upon Senior Securities                         Not applicable

 Item 4   Submission of Matters to a Vote of Security Holders     Not applicable

 Item 5   Other Information                                       Not applicable

 Item 6   Exhibits and Reports on Form 8-K                        Not applicable

          Signature Page


                                       2

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)


                                              DECEMBER 17, 2000                    SEPTEMBER 24, 2000
                                                 (UNAUDITED)                             (NOTE)
                                            ----------------------               -----------------------

ASSETS
Current assets:
   Cash                                            $        6,057                        $       4,640
   Accounts Receivable                                     62,039                               74,335
   Raw materials                                           10,846                               12,107
   Work in process                                          1,900                                1,745
   Finished goods                                           7,584                                7,180
   Mold costs                                              14,265                               12,981
   Refundable income taxes                                    982                                1,071
   Deferred income taxes                                    2,709                                3,051
   Other current assets                                     2,123                                2,501
                                            ----------------------               ----------------------
     Total current assets                                 108,505                              119,611

Net property, plant and equipment                         107,938                              106,605
Goodwill, net                                              54,126                               55,269
Debt issue costs, net                                       4,117                                4,360
Equity investments in affiliates                            5,301                                4,800
Note receivable from affiliate                                                                   1,017
Deposits for assets to be leased                           10,702                                4,791
Other assets                                                  769                                  770
                                            ----------------------
     Totals                                        $      291,458                        $     297,223
                                            ======================               ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Revolving loan                                  $       29,648                        $      34,643
   Accounts payable                                        50,356                               52,964
   Accrued liabilities                                     25,054                               21,050
   Accrued interest                                         5,072                                2,704
   Accrued compensation                                     6,479                                7,469
   Current maturities of long-term debt                    11,543                               11,543
                                            ----------------------               ----------------------
     Total current liabilities                            128,152                              130,373

Long-term debt due after one year                         145,200                              148,460
Deferred income taxes                                       4,035                                4,450

STOCKHOLDERS' EQUITY
   Common Stock (par value $.10, issued
   and outstanding 600 shares; authorized
   100,000 shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                       12,236                               12,112
   Accumulated other comprehensive income                   1,741                                1,734
                                            ----------------------               ----------------------
     Total stockholders' equity                            14,071                               13,940
                                            ----------------------               ----------------------
     Totals                                        $      291,458                        $     297,223
                                            ======================               ======================


Note: The balance sheet at September 24, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)


                                                                    (Unaudited)
                                                                 Three Months Ended
                                            -------------------------------------------------------------
                                              December 17, 2000                       December 19, 1999
                                            ----------------------                   --------------------

Revenues
   Net product sales                               $       99,752                        $       118,929
   Net mold sales                                          10,337                                  6,467
                                            ----------------------                   --------------------
                                                          110,089                                125,396

Cost of Sales
   Cost of product sales                                   80,133                                 96,038
   Cost of mold sales                                       9,295                                  6,454
                                            ----------------------                   --------------------
                                                           89,428                                102,492
                                            ----------------------                   --------------------

Gross Margin                                               20,661                                 22,904

Selling, general and administrative                        15,372                                 15,354
     expenses                               ----------------------                   --------------------

Operating profit                                            5,289                                  7,550
Interest expense                                          (4,092)                                (4,653)
Equity in net loss of unconsolidated
     subsidiaries                                           (764)                                  (229)
International currency exchange losses                      (186)                                  (123)
Other income (expense), net                                  (82)                                     60
                                            ----------------------                   --------------------

Income before income taxes                                    165                                  2,605

Provision for income taxes                                     41                                  1,257
                                            ----------------------                   --------------------
Net income                                         $          124                        $         1,348
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

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                -----------------------------------------------
                                                                December 17, 2000            December 19, 1999
                                                                -------------------          ------------------


Net cash provided (used) by operating activities                     $      21,479               $       (607)

Cash flows from investing activities
   Additions to property, plant and equipment                              (6,069)                     (2,482)
   Proceeds from disposal of property, plant and equipment                     251                       8,258
   Deposits for assets to be leased                                        (5,911)
                                                                -------------------          ------------------
             Net cash provided (used) for investing activities            (11,729)                       5,776


Cash flows from financing activities
   Costs associated with debt acquisition                                     (10)                        (73)
   Advances to affiliates                                                     (68)                       (549)
   Payments on long-term debt                                              (3,260)                    (11,515)
   Net borrowings (repayments) on line of credit                           (4,995)                       5,758
                                                                -------------------          ------------------
                        Net cash used for financing activities             (8,333)                     (6,379)
                                                                -------------------          ------------------

Net cash change                                                              1,417                     (1,210)
Cash at beginning of period                                                  4,640                       4,317
                                                                -------------------          ------------------
Cash at end of period                                                $       6,057               $       3,107
                                                                ===================          ==================

Supplemental information
   Depreciation and amortization                                     $       5,988               $       5,785
                                                                ===================          ==================


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending December 17, 2000 and December 19, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 24, 2000.

The Company closed its quarter ended December 17, 2000 one week early to allow for the Christmas holiday and automotive shutdown. The quarter ended December 19, 1999 was also closed one week early to allow for Year 2000 testing. Both quarters contain 12 weeks.

2.       Revenue Recognition

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

As a result of the issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") along with related interpretations and pronouncements by the SEC and other accounting standards setting bodies, the Company is evaluating the effects on its revenue recognition policies, particularly those related to tooling sales. The Company is required to adopt the guidance in SAB 101 in fiscal 2001. Effects on net income, if any, are not expected to be material.

3.       Sale of Blowmolding Machinery and Equipment to DBM Technologies, LLC

DBM Technologies, LLC ("DBM") is a minority owned blowmolding business formed December 31, 1998, of which the Company owns 49%.

On December 8, 1999, the Company sold all of the machinery and equipment of the Kenco business to DBM for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from DBM.

DBM's new senior lender required the Company to subordinate all amounts due from DBM at the time of refinancing. As a result, the previous subordinated note payable to the Company was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments beginning June 1, 2000 and shall be fully paid on or before December 8, 2004. No payments have been made on the subordinated note payable to date.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements



The Company's investment in DBM is treated as an equity investment for accounting purposes, but the Company has recorded 100% of DBM's losses as equity losses. As of December 17, 2000, the Company has written off all investments in and receivables from DBM through equity losses.

4.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 12 of the Company's consolidated financial statements as of and for the fiscal year ended September 24, 2000.

5.       Derivative Financial Instruments

In May 2000 the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates. The swap is based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of a) 9.25% through January 2002, and b) three-month LIBOR plus 3.65%, thereafter through January 2007. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by either party at any time. Upon cancellation the Company is required to pay to or receive from the bank counterparty, the negative or positive value of the swap, respectively.

In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar is based on a notional amount of $50 million. Under the collar, the Company pays the bank couterparty if three-month LIBOR falls below 5.75% and receives from the bank counterparty if three-month LIBOR exceeds 8.75%.

The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 25, 2000. The effect upon adoption was not material. Under FAS 133, fair values of the swap and the collar are reported on the balance sheet with changes in fair value reported in the statement of operations. Accordingly, the Company has reflected the fair value of these derivatives as a liability of $583,000 which is included as a component of accrued liabilities. The change in fair value for the three months ended December 17, 2000 was an expense of $390,000, which has been included as a component of other income (expense), net.

6.       Income Taxes

The effective tax rate for the first quarter of 2001 was 24.8% compared to 48.3% for the first quarter 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements



7.       Supplemental Guarantor Information

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes and the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are all obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company and LDM Holding Canada, Inc. The non-guarantor subsidiaries are Como, LDM Germany, LDM Mexico, and LDM Holding Mexico, Inc. As discussed in the Company's 10K for the year ended September 24, 2000 the only non-guarantor subsidiary remaining in the consolidated financial statements is LDM Germany.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and LDM Germany (the "non-guarantor subsidiaries") is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
    Condensed Consolidating Balance Sheet as of December 17, 2000 (Unaudited)
                             (dollars in thousands)



                                                LDM
                                           Technologies,                        Non-Guarantor      Consolidating
                                               Inc.             LDM Canada       Subsidiaries         Entries         Consolidated

ASSETS
Current assets:
  Cash                                   $              25    $        4,243    $         1,789                       $     6,057
  Accounts receivable                               53,326             6,412              2,301                            62,039
  Raw material                                       7,515             2,184              1,147                            10,846
  Work in process                                    1,251               375                274                             1,900
  Finished goods                                     6,050             1,300                234                             7,584
  Mold costs                                         6,009             7,599                657                            14,265
  Prepaid expenses                                   2,068               123               (68)                             2,123
  Refundable income taxes                              982                                                                    982
  Deferred income taxes                              2,709                                                                  2,709
                                         ------------------   ---------------   ----------------   ----------------   --------------
Total current assets                                79,935            22,236              6,334                           108,505

Net property, plant and equipment                   91,360            13,591              2,987                           107,938
Investment in subsidiaries and                      13,614                                         $        (8,313)         5,301
affiliates
Note receivable affiliates                          13,565                                                 (13,565)
Goodwill                                            54,126                                                                 54,126
Debt issue costs                                     4,117                                                                  4,117
Deposits for assets to be leased                    10,702                                                                 10,702
Other                                                  769                                                                    769
                                         ------------------   ---------------   ----------------   ----------------   --------------
                                         $         268,188    $       35,827    $         9,321    $       (21,878)   $   291,458
                                         ==================   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan     $          29,648                                                            $    29,648
  Accounts payable                                  38,469    $       10,333    $         3,044    $        (1,490)        50,356
  Accrued liabilities                               18,420             5,314              1,320                            25,054
  Accrued interest                                   5,072                                                                  5,072
  Accrued compensation                               4,366               460              1,653                             6,479
  Current maturities of long-term debt              11,543                                                                 11,543
                                         ------------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                          107,518            16,107              6,017             (1,490)       128,152

Long-term debt due after one year                  145,200            10,532             11,704            (22,236)       145,200
Deferred income taxes                                3,162               873                                                4,035

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                            94                                                                     94
  Retained earnings                                 12,236             2,465           (13,106)              10,641        12,236
  Accumulated other comprehensive                     (22)                                1,763                             1,741
  income (loss)
                                         ------------------   ---------------   ----------------   ----------------   --------------

Total stockholders' equity                          12,308             8,315            (8,400)               1,848        14,071
                                         ------------------   ---------------   ----------------   ----------------   --------------

Total liabilities and stockholders'      $         268,188    $       35,827    $         9,321    $       (21,878)   $   291,458
equity
                                         ==================   ===============   ================   ================   ==============

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 24, 2000 (Unaudited)
                             (dollars in thousands)



                                                LDM
                                           Technologies,                         Non-Guarantor      Consolidating
                                                Inc.            LDM Canada       Subsidiaries          Entries        Consolidated

ASSETS
Current assets:
  Cash                                    $            29     $        2,622    $         1,989    $                  $     4,640
  Accounts receivable                              64,138              7,900              2,297                            74,335
  Raw material                                      8,767              2,134              1,206                            12,107
  Work in process                                   1,333                301                111                             1,745
  Finished goods                                    5,741              1,022                417                             7,180
  Mold costs                                        6,750              6,303                (72)                           12,981
  Prepaid expenses                                  2,311                247                (57)                            2,501
  Refundable income taxes                           1,071                                                                   1,071
  Deferred income taxes                             3,051                                                                   3,051
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current assets                               93,191             20,529              5,891                           119,611

Net property, plant and equipment                  90,201             13,356              3,048                           106,605
Investment in subsidiaries and                     13,631                                                   (8,831)         4,800
affiliates
Note receivable affiliates                         14,558                                                  (13,541)         1,017
Goodwill                                           55,269                                                                  55,269
Debt issue costs                                    4,360                                                                   4,360
Deposits for assets to be leased                    4,791                                                                   4,791
Other                                                 770                                                                     770
                                          -----------------   ---------------   ----------------   ----------------   --------------
                                          $       276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                          =================   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan      $        34,643                                                             $    34,643
  Accounts payable                                 41,647     $        9,436    $         3,260    $        (1,379)        52,964
  Accrued liabilities                              16,221              3,679              1,150                            21,050
  Accrued interest                                  2,704                                                                   2,704
  Accrued compensation                              5,988                337              1,144                             7,469
  Current maturities of long-term debt             11,543                                                                  11,543
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                         112,746             13,452              5,554             (1,379)       130,373

Long-term debt due after one year                 148,460             10,532             11,647            (22,179)       148,460
Deferred income taxes                               3,381              1,069                                                4,450

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                12,112              2,982            (12,961)             9,979         12,112
  Accumulated other comprehensive income
  (loss)                                              (22)                                1,756                             1,734
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total stockholders' equity                         12,184              8,832             (8,262)             1,186         13,940
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total liabilities and stockholders'
equity                                    $       276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                          =================   ===============   ================   ================   ==============


                             LDM TECHNOLOGIES, INC.
        Condensed Consolidating Statement of Operations for Three Months
                       ended December 17, 2000 (Unaudited)
                             (dollars in thousands)


                                               LDM
                                          Technologies,           LDM          Nonguarantor       Consolidating
                                               Inc.             Canada         Subsidiaries          Entries          Consolidated
                                          ---------------    --------------   ----------------   ----------------    ---------------

Revenues:
   Net product sales                      $       82,525     $      11,722    $         5,455                        $       99,752
   Net mold sales                                 10,315                                   22                                10,337
                                          ---------------    --------------   ----------------   ----------------    ---------------

                                                  92,890            11,722              5,477                               110,089
Cost of Sales
   Cost of product sales                          63,207            11,699              5,227                                80,133
   Cost of mold sales                              9,295                                                                      9,295
                                          ---------------    --------------   ----------------   ----------------    ---------------
                                                  72,502            11,699              5,227                                89,428
                                          ---------------    --------------   ----------------   ----------------    ---------------

Gross Margin                                      20,388                23                250                                20,661

Selling, general and administrative               14,721               253                398                                15,372
expenses
                                          ---------------    --------------   ----------------   ----------------    ---------------

Operating profit (loss)                            5,667             (230)              (148)                                 5,289
Interest expense                                 (4,066)             (272)                                  $246            (4,092)
Other income (expense), net                          161                                    3              (246)               (82)
International currency exchange losses                               (186)                                                    (186)
Equity in net loss of subsidiaries
and affiliates                                   (1,426)                                                     662              (764)
                                          ---------------    --------------   ----------------   ----------------    ---------------

Income (loss) before income taxes                    336             (688)              (145)                662                165

Provision for income taxes                           212             (171)                                                       41
                                          ---------------    --------------   ----------------   ----------------    ---------------
Net income (loss)                         $          124     $       (517)    $         (145)    $           662     $          124
                                          ===============    ==============   ================   ================    ===============

                                       11

                             LDM TECHNOLOGIES, INC.
        Condensed Consolidating Statement of Operations for Three Months
                       ended December 19, 2000 (Unaudited)
                             (dollars in thousands)


                                               LDM
                                          Technologies,           LDM          Nonguarantor       Consolidating
                                               Inc.             Canada         Subsidiaries          Entries          Consolidated
                                          ---------------    --------------   ----------------   ----------------    ---------------

Revenues:
   Net product sales                      $       92,601     $      18,340    $         7,988                        $      118,929
   Net mold sales                                  6,467                                                                      6,467
                                          ---------------    --------------   ----------------   ----------------    ---------------
                                                  99,068            18,340              7,988                               125,396
Cost of Sales
   Cost of product sales                          70,995            17,276              7,767                                96,038
   Cost of mold sales                              6,454                                                                      6,454
                                          ---------------    --------------   ----------------   ----------------    ---------------
                                                  77,449            17,276              7,767                               102,492
                                          ---------------    --------------   ----------------   ----------------    ---------------

Gross Margin                                      21,619             1,064                221                                22,904

Selling, general and administrative               14,550               308                496                                15,354
expenses
                                          ---------------    --------------   ----------------   ----------------    ---------------

Operating profit (loss)                            7,069               756              (275)                                 7,550
Interest expense                                 (4,653)             (274)              (161)               $435            (4,653)
Other income (expense), net                          475                20                                 (435)                 60
International currency exchange losses                                 136              (259)                                 (123)
Equity in net loss of subsidiaries
and affiliates                                     (465)                                                     236              (229)
                                          ---------------    --------------   ----------------   ----------------    ---------------


Income (loss) before income taxes                  2,426               638              (695)                236              2,605

Provision for income taxes                         1,078               179                                                    1,257
                                          ---------------    --------------   ----------------   ----------------    ---------------
Net income (loss)                         $        1,348     $         459    $         (695)    $           236     $        1,348
                                          ===============    ==============   ================   ================    ===============

                             LDM TECHNOLOGIES, INC.
        Condensed Consolidating Statement of Operations for Three Months
                       ended December 17, 2000 (Unaudited)
                             (dollars in thousands)




                                                                 LDM
                                                            Technologies,       LDM        Nonguarantor
                                                                Inc.          Canada       Subsidiaries      Consolidated
                                                            -------------    ----------    -------------     -------------

Net cash provided (used) by operating activities            $     19,248      $  2,345     $      (114)      $     21,479

Cash flows from investing activities
   Additions to property, plant and equipment                    (5,202)         (724)            (143)           (6,069)
  Proceeds from disposal of property, plant and equipment            251                                              251
  Deposits for assets to be leased                               (5,911)                                          (5,911)
                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by investing activities      (10,862)         (724)            (143)          (11,729)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                   (125)                             57              (68)
  Costs associated with debt acquisition                            (10)                                             (10)
  Payments on long-term debt                                     (3,260)                                          (3,260)
  Net repayments on line of credit borrowings                    (4,995)                                          (4,995)
                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by financing activities       (8,390)                             57           (8,333)
                                                            -------------    ----------    -------------     -------------

Net cash change                                                      (4)         1,621            (200)             1,417
Cash at beginning of period                                           29         2,622            1,989             4,640
                                                            -------------    ----------    -------------     -------------
Cash at end of period                                       $         25     $   4,243     $      1,789      $      6,057
                                                            =============    ==========    =============     =============
Supplemental information:
Depreciation and amortization                               $      5,295     $     489     $        204      $      5,988
                                                            =============    ==========    =============     =============

                             LDM TECHNOLOGIES, INC.
        Condensed Consolidating Statement of Operations for Three Months
                       ended December 19, 2000 (Unaudited)
                             (dollars in thousands)




                                                                 LDM
                                                            Technologies,       LDM        Nonguarantor
                                                                Inc.          Canada       Subsidiaries      Consolidated
                                                            -------------    ----------    -------------     -------------


Net cash provided (used) by operating activities            $    (1,692)     $     313     $        772      $      (607)

Cash flows from investing activities
   Additions to property, plant and equipment                    (2,169)         (313)                            (2,482)
  Proceeds from disposal of property, plant and equipment          8,258                                            8,258

                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by investing activities         6,089         (313)                              5,776


Cash flows from financing activities
  Borrowing (to)/from affiliates                                   (720)                            171             (549)
  Costs associated with debt acquisition                            (73)                                             (73)
  Payments on long-term debt                                    (11,515)                                         (11,515)
  Net proceeds from line of credit borrowings                      5,758                                            5,758
                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by financing activities       (6,550)                            171           (6,379)
                                                            -------------    ----------    -------------     -------------

Net cash change                                                  (2,153)                            943           (1,210)
Cash at beginning of period                                        2,184                          2,133             4,317
                                                            -------------    ----------    -------------     -------------

Cash at end of period                                       $         31     $             $      3,076      $      3,107
                                                            =============    ==========    =============     =============

Supplemental information:
Depreciation and amortization                               $      4,911     $     522     $        352      $      5,785
                                                            =============    ==========    =============     =============


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

OVERVIEW

The Company closed its quarter ended December 17, 2000 one week early to allow for the Christmas holiday and automotive shutdown. The quarter ended December 19, 1999 was also closed one week early to allow for Year 2000 testing. Both quarters contain 12 weeks.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 17, 2000 COMPARED TO THE QUARTER ENDED
DECEMBER 19, 1999

Net sales for the quarter ended December 17, 2000 ("first quarter 2001") were $110.1 million, a decrease of $15.3 million or 12.2% from the quarter ended December 19, 1999 ("first quarter 2000"). First quarter 2001 net sales were comprised of approximately $99.8 million of automotive product sales and $10.3 million of tooling sales. The decline in net sales is primarily the result of softening automotive builds.

Gross margin was $20.7 million or 18.8% of net sales for the first quarter 2001 compared with $22.9 million or 18.3% of net sales for the first quarter 2000. First quarter 2001 gross margin related to automotive product sales was $19.6 million or 19.6% of net product sales compared to $22.9 million or 19.3% of net product sales for the first quarter of 2000.

Selling, General and Administrative (SG&A) expense for the first quarter 2001 was $15.4 million, or 14.0% of net sales compared to $15.4 million, or 12.3% of net sales for the first quarter of 2000. The increase in first quarter 2001 as a percentage of sales is the result of lower automotive sales.

Interest expense for the first quarter 2001 was $4.1 million compared to $4.7 million for the first quarter 2000. The decrease in interest expense is primarily due to scheduled debt repayments and debt repayment related to the sale of the Company's blowmolding machinery and equipment in December 1999.

The effective tax rate for the first quarter of 2001 was 24.8% compared to 48.3% for the first quarter 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of December 17, 2000, the Company had $145.2 million of long-term debt outstanding, $41.2 million of revolving loans and current maturities of long-term debt outstanding, and $15.5 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in first quarter 2001 was $21.5 million compared to $0.6 million of cash used by operating activities in the first quarter 2000. The increase is due to a concerted effort to collect customer receivables within credit terms in addition to reductions in operating expenses.

Capital expenditures for first quarter 2001 were $6.1 million compared to $2.5 million for first quarter 2000. The Company believes its capital expenditures will be approximately $24.0 million in fiscal year 2001. The majority of the Company's fiscal year 2001 capital expenditures will be used to facilitate new programs launching in fiscal year 2001 and to increase painting capacity for programs launching in fiscal year 2001 and 2002. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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


Dated: January 31, 2001