Form 10-Q
period 2001-03-25
LDM TECHNOLOGIES INC
filed 2001-05-09
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 25, 2001

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

                 YES X                                  NO

        Number of shares common stock outstanding as of May 4, 2001: 600

                                 Total pages: 21

                             Listing of exhibits: 20

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
                  PART I       FINANCIAL INFORMATION

                  ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets, March 25, 2001 and
                     September 24, 2000                                                      3

                  Condensed Consolidated Statements of Income, three months ended
                    March 25, 2001 and March 26, 2000                                        4

                  Condensed Consolidated Statements of Income, six months ended
                    March 25, 2001 and March 26, 2000                                        5

                  Condensed Consolidated Statements of Cash Flows, six months ended          6
                     March 25, 2001 and March 26, 2000

                  Notes to Condensed Consolidated Financial Statements                       7

                  ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     18
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  PART II       OTHER INFORMATION

                  Item 1        Legal Proceedings                                        Not applicable

                  Item 2        Changes in Securities                                    Not applicable

                  Item 3        Defaults upon Senior Securities                          Not applicable

                  Item 4        Submission of Matters to a Vote of Security              Not applicable
                                Holders

                  Item 5        Other information                                        Not applicable

                  Item 6        Exhibits and Reports on Form 8-K                         20

                  Signatures                                                             21

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                               MARCH 25, 2001                      SEPTEMBER 24, 2000
                                                 (UNAUDITED)                             (NOTE)
                                            ----------------------               -----------------------
ASSETS
Current assets:
   Cash                                                    $1,051                               $4,640
   Accounts Receivable                                     61,688                               74,335
   Raw materials                                           10,250                               12,107
   Work in process                                          1,494                                1,745
   Finished goods                                           5,846                                7,180
   Mold costs                                              19,710                               12,981
   Refundable income taxes                                    828                                1,071
   Deferred income taxes                                    3,220                                3,051
   Other current assets                                     2,280                                2,501
                                            ----------------------               ----------------------
     Total current assets                                 106,367                              119,611

Net property, plant and equipment                         110,347                              106,605
Goodwill, net                                              52,965                               55,269
Debt issue costs, net                                       4,013                                4,360
Equity investments in affiliates                            5,550                                4,800
Note receivable from affiliate                                 37                                1,017
Deposits for assets to be leased                              819                                4,791
Other assets                                                  769                                  770
                                            ----------------------               ----------------------
     Totals                                              $280,867                             $297,223
                                            ======================               ======================

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Revolving loan                                         $18,616                              $34,643
   Accounts payable                                        48,241                               52,964
   Accrued liabilities                                     29,250                               21,050
   Accrued interest                                         2,499                                2,704
   Accrued compensation                                     5,209                                7,469
   Current maturities of long-term debt                     4,814                               11,543
                                            ----------------------               ----------------------
     Total current liabilities                            108,629                              130,373

Long-term debt due after one year                         159,268                              148,460
Deferred income taxes                                       3,543                                4,450

STOCKHOLDERS' EQUITY
   Common Stock (par value $.10, issued
   and outstanding 600 shares; authorized
   100,000 shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                        7,601                               12,112
   Accumulated other comprehensive income                   1,732                                1,734
                                            ----------------------               ----------------------
   Total stockholders' equity                               9,427                               13,940
                                            ----------------------               ----------------------
     Totals                                              $280,867                             $297,223
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

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                                                    UNAUDITED
                                                                               THREE MONTHS ENDED
                                                                        MARCH 25, 2001    MARCH 26, 2000
                                                                        --------------    --------------
                        Revenues:
                            Net product sales                              $  94,181         $ 123,465
                            Net mold sales                                    14,464            14,238
                                                                           ---------         ---------
                                                                             108,645           137,703
                        Cost of Sales
                            Cost of product sales                             82,499           101,000
                            Cost of mold sales                                12,639            14,193
                                                                           ---------         ---------
                                                                              95,138           115,193
                                                                           ---------         ---------

                        Gross margin                                          13,507            22,510
                        Selling, general and administrative expenses          14,138            15,865
                                                                           ---------         ---------

                        Operating profit                                        (631)            6,645
                        Interest expense                                      (4,852)           (5,661)
                        Equity in net income of unconsolidated
                              subsidiaries                                       249               207
                        International currency exchange losses                   (48)             (675)
                        Other expense, net                                    (1,181)              (54)
                                                                           ----------        ----------

                        Income (loss) before income taxes                     (6,463)              462

                        Provision (credit) for income taxes                   (1,825)              915
                                                                           ----------        ---------
                        Net income (loss)                                  $  (4,638)        $    (453)
                                                                           ==========        ==========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the three months ended March 25, 2001. Other comprehensive income for the three months ended March 26, 2000 was $536 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                             (dollars in thousands)

                                                                               UNAUDITED
                                                                             SIX MONTHS ENDED
                                                                      MARCH 25, 2001    MARCH 26, 2000
                                                                    ----------------  ----------------
                      Revenues:
                          Net product sales                             $ 193,933         $ 242,393
                          Net mold sales                                   24,802            20,704
                                                                        ---------         ---------
                                                                          218,735           263,097
                      Cost of Sales
                          Cost of product sales                           162,632           197,038
                          Cost of mold sales                               21,933            20,647
                                                                        ---------         ---------
                                                                          184,565           217,685
                                                                        ---------         ---------

                      Gross margin                                         34,170            45,412

                      Selling, general and administrative expenses         29,513            31,220
                                                                        ---------         ---------

                      Operating profit                                      4,657            14,192
                      Interest expense                                     (8,944)          (10,333)
                      Equity in loss of unconsolidated
                           subsidiaries                                      (513)              (22)
                      International currency exchange losses                 (231)             (799)
                      Other (expense) income, net                          (1,264)               27
                                                                        ----------        ---------

                      Income before income taxes                           (6,295)            3,065

                      Provision (credit) for income taxes                  (1,784)            2,172
                                                                        ----------        ---------
                      Net income (loss)                                 $  (4,511)        $     893
                                                                        ==========        =========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the six months ended March 25, 2001. Other comprehensive income for the six months ended March 26, 2000 was $644 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)


                                                                                               (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                   MARCH 25, 2001     MARCH 26, 2000
                                                                                 ----------------   ----------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  17,601         $  11,929

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and equipment                                 (13,303)           (5,677)
             Proceeds from disposal of property, plant and equipment                        251             8,258
             Reimbursement of deposits for assets to be leased                            3,972
             Equity contributed to affiliate                                                                  (49)
                                                                                      ---------         ----------

                           NET CASH USED FOR INVESTING ACTIVITIES                        (9,080)            2,532

         CASH FLOWS FROM FINANCING ACTIVITIES
         Advances to affiliates                                                                            (1,108)
         Proceeds from long-term debt issuance, net of $162 issuance costs in
         2001; $182 in 2000                                                               9,838              (182)
         Payments on long-term debt                                                      (5,921)          (14,197)
         Net borrowings (repayments) on lines of credit                                 (16,027)           (1,232)
                                                                                      ----------        ----------

                           NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (12,110)          (16,719)
                                                                                      ----------        ----------


         Net cash change                                                                 (3,589)           (2,258)
         Cash at beginning of period                                                      4,640             4,317
                                                                                      ---------         ---------
         Cash at end of period                                                        $   1,051         $   2,059
                                                                                      =========         =========

         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                                                $  12,228         $  11,246
                                                                                      =========         =========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 26, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 24, 2000.

2. Revenue Recognition

The Company and its consolidated subsidiaries recognize revenue when legal title transfers to the customer, generally when goods are shipped to the customer.

Molds used in the Company's operations are requisitioned by the Company's customers and are purchased from mold builders who design and construct the molds under Company supervision. Upon acceptance of the molds, title is passed to customers and revenue is recognized.

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

On December 8, 1999, the Company sold all of the machinery and equipment of the Company's Kenco business to DBM for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from DBM.

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

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


The Company's investment in DBM is treated as an equity investment for accounting purposes, but the Company has recorded 100% of DBM's losses as equity losses. As of March 25, 2001, the Company has written off all investments in and receivables from DBM through equity losses.

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

In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar is based on a notional amount of $50 million. Under the collar, the Company pays the bank counterparty if three-month LIBOR falls below 5.75% and receives from the bank counterparty if three-month LIBOR exceeds 8.75%.

The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 25, 2000. The effect upon adoption was not material. Under FAS 133, fair values of the swap and the collar are reported on the balance sheet with changes in fair value reported in the statement of operations. Accordingly, the Company has reflected the fair value of these derivatives as a liability of $1,580 which is included as a component of accrued liabilities. The change in fair value for the six months ended March 25, 2001 was an expense of $1,387, which has been included as a component of other income (expense), net.

6. Income Taxes

The effective tax benefit rate for the first six months of 2001 was 28.3% compared to a tax provision rate of 70.9% for the first six months of 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


7. Senior Debt Refinancing

As of March 23, 2001, the Company amended and restated its Revolving Credit Facility and Term Loan Facility. As part of the transaction, approximately $10 million of additional term loan financing was acquired. Proceeds from the Term Loan financing were used to pay down amounts outstanding on its Revolving Credit Facility. Both amended and restated facilities expire on January 21, 2005.

Monthly principal repayments of $649 thousand, related to the amended and restated Term Loan Facility, will commence October 1, 2001.

Covenants related to the amended and restated facilities are consistent with those of the facilities replaced.

Both amended and restated facilities carry interest at rates that are .25% higher than those of the facilities replaced.

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

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and LDM Germany (the "non-guarantor subsidiaries") is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and of the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
           Condensed Consolidating Balance Sheet as of March 25, 2001
                                   (unaudited)
                             (dollars in thousands)


                                                LDM                              Non-Guarantor      Consolidating
                                           Technologies, Inc.   LDM Canada       Subsidiaries          Entries        Consolidated
ASSETS
Current assets:
  Cash                                    $            25     $          547    $           479    $                  $     1,051
  Accounts receivable                              49,972              8,917              2,799                            61,688
  Raw material                                      6,673              2,255              1,322                            10,250
  Work in process                                   1,038                326                130                             1,494
  Finished goods                                    4,918                770                158                             5,846
  Mold costs                                       12,908              5,483              1,319                            19,710
  Prepaid expenses                                  1,951                294                 35                             2,280
  Refundable income taxes                             828                                                                     828
  Deferred income taxes                             3,220                                                                   3,220
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current assets                               81,533             18,592              6,242                           106,367

Net property, plant and equipment                  94,118             13,265              2,964                           110,347
Investment in subsidiaries and
affiliates                                         12,879                                          $     (7,329)            5,550
Note receivable affiliates                         11,280                                               (11,243)               37
Goodwill                                           52,965                                                                  52,965
Debt issue costs                                    4,013                                                                   4,013
Deposits for assets to be leased                      819                                                                     819
Other                                                 769                                                                     769
                                          -----------------   ---------------   ----------------   ----------------   --------------
                                          $       258,376     $       31,857    $         9,206    $    (18,572)      $   280,867
                                          =================   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
  Lines of credit and revolving loan      $        18,616                                                             $    18,616
  Accounts payable                                 38,108     $        6,755    $         3,456    $        (78)           48,241
  Accrued liabilities                              21,259              6,703              1,288                            29,250
  Accrued interest                                  2,499                                                                   2,499
  Accrued compensation                              2,985                527              1,697                             5,209
  Current maturities of long-term debt              4,814                                                                   4,814
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                          88,281             13,985              6,441             (78)          108,629

Long-term debt due after one year                 159,268             10,131             11,736         (21,867)          159,268
Deferred income taxes                               3,132                411                                                3,543

Stockholders' equity:
  Common stock                                                         5,850              2,943          (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                 7,601              1,480            (13,646)         12,166             7,601
  Accumulated other comprehensive income
  (loss)                                                                                  1,732                             1,732
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total stockholders' equity                          7,695              7,330             (8,971)          3,373             9,427
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total liabilities and stockholders'
equity                                    $       258,376     $       31,857    $         9,206    $    (18,572)      $   280,867
                                          =================   ===============   ================   ================   ==============


                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 24, 2000 (Unaudited)
                             (dollars in thousands)



                                                LDM                              Non-Guarantor      Consolidating
                                           Technologies,        LDM Canada       Subsidiaries          Entries        Consolidated
                                                Inc.
ASSETS
Current assets:
  Cash                                    $            29     $        2,622    $         1,989    $                  $     4,640
  Accounts receivable                              64,138              7,900              2,297                            74,335
  Raw material                                      8,767              2,134              1,206                            12,107
  Work in process                                   1,333                301                111                             1,745
  Finished goods                                    5,741              1,022                417                             7,180
  Mold costs                                        6,750              6,303                (72)                           12,981
  Prepaid expenses                                  2,311                247                (57)                            2,501
  Refundable income taxes                           1,071                                                                   1,071
  Deferred income taxes                             3,051                                                                   3,051
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current assets                               93,191             20,529              5,891                           119,611

Net property, plant and equipment                  90,201             13,356              3,048                           106,605
Investment in subsidiaries and
  affiliates                                       13,631                                                   (8,831)         4,800
Note receivable affiliates                         14,558                                                  (13,541)         1,017
Goodwill                                           55,269                                                                  55,269
Debt issue costs                                    4,360                                                                   4,360
Deposits for assets to be leased                    4,791                                                                   4,791
Other                                                 770                                                                     770
                                          -----------------   ---------------   ----------------   ----------------   --------------
                                          $       276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                          =================   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan      $        34,643                                                             $    34,643
  Accounts payable                                 41,647     $        9,436    $         3,260    $        (1,379)        52,964
  Accrued liabilities                              16,221              3,679              1,150                            21,050
  Accrued interest                                  2,704                                                                   2,704
  Accrued compensation                              5,988                337              1,144                             7,469
  Current maturities of long-term debt             11,543                                                                  11,543
                                          -----------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                         112,746             13,452              5,554             (1,379)       130,373

Long-term debt due after one year                 148,460             10,532             11,647            (22,179)       148,460
Deferred income taxes                               3,381              1,069                                                4,450

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                12,112              2,982            (12,961)             9,979         12,112
  Accumulated other comprehensive income
  (loss)                                              (22)                                1,756                             1,734
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total stockholders' equity                         12,184              8,832             (8,262)             1,186         13,940
                                          -----------------   ---------------   ----------------   ----------------   --------------

Total liabilities and stockholders'
  equity                                  $       276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                          =================   ===============   ================   ================   ==============

                             LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Income for the
                        Three-Months Ended March 25, 2001
                                   (unaudited)
                             (dollars in thousands)


                                                      LDM
                                                  Technologies,      LDM      Nonguarantor  Consolidating
                                                      Inc.         Canada     Subsidiaries      Entries   Consolidated
                                                  -------------    ------     ------------  ------------- ------------
             Revenues:
                  Net product sales                 $  74,538     $ 14,253      $  5,390                    $ 94,181
                  Net mold sales                       11,655        2,774            35                      14,464
                                                    ---------     --------      --------       -------      --------
                                                       86,193       17,027         5,425                     108,645
             Cost of Sales
                  Cost of product sales                61,526       15,371         5,602                      82,499
                  Cost of mold sales                   10,207        2,432                                    12,639
                                                    ---------     --------      --------       -------      --------
                                                       71,733       17,803         5,602                      95,138
                                                    ---------     --------      --------       -------      --------

             Gross margin                              14,460         (776)         (177)                     13,507

             Selling, general and administrative
                 expenses                              13,468          301           369                      14,138
                                                    ---------     --------      --------       -------      --------

             Operating profit (loss)                      992       (1,077)         (546)                       (631)
             Interest expense                          (4,823)        (309)                        280        (4,852)
             Equity in net income (loss) of
               subsidiaries and affiliates             (1,278)                                   1,527           249

             International currency exchange
               losses                                                  (48)                                      (48)
             Other income (expense), net                 (907)                         6          (280)       (1,181)
                                                    ----------    --------      --------       --------     ---------

             Loss before income taxes                  (6,016)      (1,434)         (540)        1,527        (6,463)

             Credit for income taxes                   (1,378)        (447)                                   (1,825)
                                                    ----------    ---------     --------       -------      ---------
             Net income (loss)                      $  (4,638)    $   (987)     $   (540)      $ 1,527      $ (4,638)
                                                    ==========    =========     ========       =======      =========

                             LDM TECHNOLOGIES, INC.
               Condensed Consolidating Statement of Income for the
                        Three-Months Ended March 26, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                      LDM
                                                  Technologies,      LDM      Nonguarantor  Consolidating
                                                      Inc.         Canada     Subsidiaries     Entries    Consolidated
                                                  -------------    ------     ------------  ------------- ------------
             Revenues:
                  Net product sales                 $  96,693     $ 19,191      $  7,581                    $123,465
                  Net mold sales                       14,166                         72                      14,238
                                                    ---------     --------      --------      --------      --------
                                                      110,859       19,191         7,653                     137,703
             Cost of Sales
                  Cost of product sales                75,652       17,579         7,769                     101,000
                  Cost of mold sales                   14,193                                                 14,193
                                                    ---------     --------      --------      --------      --------
                                                       89,845       17,579         7,769                     115,193
                                                    ---------     --------      --------      --------      --------

             Gross margin                              21,014        1,612          (116)                     22,510

             Selling, general and administrative
               expenses                                14,558          818           489                      15,865
                                                    ---------     --------      --------      --------      --------

             Operating profit (loss)                    6,456          794          (605)                      6,645
             Interest expense                          (5,632)        (323)         (193)          487        (5,661)
             Equity in net income (loss) of
               subsidiaries and affiliates               (956)                                   1,163           207
             International currency exchange
               gains (losses)                                           67          (742)                       (675)
             Other income (expense), net                  427            6                        (487)          (54)
                                                    ---------     --------      --------      --------      --------

             Income (loss) before income taxes            295          544        (1,540)        1,163           462

             Provision for income taxes                   748          167                                       915
                                                    ---------     --------      --------      --------      --------
             Net income (loss)                      $    (453)    $    377      $ (1,540)     $  1,163      $   (453)
                                                    =========     ========      ========      ========      ========

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidating Statement of Income
                     for the Six-Months Ended March 25, 2001
                                   (unaudited)
                             (dollars in thousands)

                                                      LDM
                                                  Technologies,      LDM      Nonguarantor  Consolidating
                                                      Inc.         Canada     Subsidiaries     Entries    Consolidated
                                                  -------------    ------     ------------  ------------- ------------
             Revenues:
                  Net product sales                 $ 157,114     $ 25,975      $ 10,844                    $193,933
                  Net mold sales                       21,970        2,774            58                      24,802
                                                    ----------    ---------     ---------     --------      ---------
                                                      179,084       28,749        10,902                     218,735
             Cost of Sales
                  Cost of product sales               124,733       27,071        10,828                     162,632
                  Cost of mold sales                   19,502        2,431                                    21,933
                                                    ----------    ---------     ---------     --------      ---------
                                                      144,235       29,502        10,828                     184,565
                                                    ----------    ---------     ---------     --------      ---------

             Gross margin                              34,849         (753)           74                      34,170

             Selling, general and administrative
               expenses                                28,190          555           768                      29,513
                                                    ----------    ---------     ---------     --------      ---------

             Operating profit (loss)                    6,659       (1,308)         (694)                      4,657
             Interest expense                          (8,889)        (581)                        526        (8,944)
             Equity in net income (loss) of
               subsidiaries and affiliates             (2,701)                                   2,188          (513)
             International currency exchange gains
             (losses)                                                 (231)                                     (231)
             Other income (expense), net                 (746)                         8          (526)       (1,264)
                                                    ----------    ---------     ---------     --------      ---------

             Income (loss) before income taxes         (5,677)      (2,120)         (686)        2,188        (6,295)

             Provision for income taxes                (1,166)        (618)                                   (1,784)
                                                    ----------    ---------     ---------     --------      ---------
             Net income (loss)                      $  (4,511)    $ (1,502)     $   (686)     $  2,188      $ (4,511)
                                                    ==========    =========     =========     ========      =========

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidating Statement of Income
                     for the Six-Months Ended March 26, 2000
                                   (unaudited)
                             (dollars in thousands)

                                                      LDM
                                                  Technologies,      LDM      Nonguarantor  Consolidating
                                                      Inc.         Canada     Subsidiaries     Entries    Consolidated
                                                  -------------    ------     ------------  ------------- ------------
             Revenues:
                  Net product sales                 $ 189,294     $ 37,530      $ 15,569                    $242,393
                  Net mold sales                       20,632                         72                      20,704
                                                    ---------     --------      --------      --------      --------
                                                      209,926       37,530        15,641                     263,097
             Cost of Sales
                  Cost of product sales               146,647       34,855        15,536                     197,038
                  Cost of mold sales                   20,647                                                 20,647
                                                    ---------     --------      --------      --------      --------
                                                      167,294       34,855        15,536                     217,685
                                                    ---------     --------      --------      --------      --------

             Gross margin                              42,632        2,675           105                      45,412

             Selling, general and administrative
               expenses                                29,109        1,126           985                      31,220
                                                    ---------     --------      --------      --------      --------

             Operating profit (loss)                   13,523        1,549          (880)                     14,192
             Interest expense                         (10,286)        (597)         (354)          904       (10,333)
             Equity in net income (loss) of
               subsidiaries and affiliates             (1,421)                                   1,399           (22)
             International currency exchange gains
             (losses)                                                  202        (1,001)                       (799)
             Other income (expense), net                  903           28                        (904)           27
                                                    ---------     --------      --------      --------      --------

             Income (loss) before income taxes          2,719        1,182        (2,235)        1,399         3,065

             Provision for income taxes                 1,826          346                                     2,172
                                                    ---------     --------      --------      --------      --------
             Net income (loss)                      $     893     $    836      $ (2,235)     $  1,399      $    893
                                                    =========     ========      ========      ========      ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 25, 2001
                                   (unaudited)
                             (dollars in thousands)


                                                                  LDM
                                                             Technologies,      LDM      Nonguarantor
                                                                 Inc.         Canada     Subsidiaries Consolidated
                                                             -------------    ------     ------------ ------------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          $    18,496   $      367   $    (1,262)  $   17,601

   CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                    (11,942)      (1,024)        (337)      (13,303)
   Proceeds from disposal of property, plant, and equipment          251                                     251
   Refund of deposits for assets to be leased                      3,972                                   3,972
                                                               ---------     --------      --------     --------

   NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES              (7,719)      (1,024)        (337)       (9,080)

   CASH FLOW FROM FINANCING ACTIVITIES
   Borrowing (to)/from affiliates                                  1,329       (1,418)          89
   Costs associated with debt acquisition                          9,838                                   9,838
   Payments on long-term debt                                     (5,921)                                 (5,921)
   Net proceeds from lines of credit borrowings                  (16,027)                                (16,027)
                                                               ---------     --------      --------     --------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (10,781)      (1,418)           89      (12,110)
                                                               ---------     --------      --------     --------

   Net cash change                                                    (4)      (2,075)       (1,510)      (3,589)
   Cash at beginning of period                                        29        2,622         1,989        4,640
                                                               ---------     --------      --------     --------
   Cash at end of period                                       $      25     $    547      $    479     $  1,051
                                                               =========     ========      ========     ========

   SUPPLEMENTAL INFORMATION:
   Depreciation and amortization                               $  10,692     $  1,115      $    421     $ 12,228
                                                               =========     ========      ========     ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 26, 2000
                                   (unaudited)
                             (dollars in thousands)


                                                                  LDM
                                                             Technologies,      LDM      Nonguarantor
                                                                 Inc.         Canada     Subsidiaries Consolidated
                                                             -------------    ------     ------------ ------------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          $    12,381   $       22   $      (474)  $   11,929

   CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                     (5,418)        (259)                    (5,677)
   Proceeds from disposal of property, plant, and equipment        8,258                                   8,258
   Equity contributed to affiliate                                   (49)                                    (49)
                                                               ---------     --------      --------     --------

   NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES               2,791         (259)                     2,532

   CASH FLOW FROM FINANCING ACTIVITIES
   Borrowing (to)/from affiliates                                 (1,716)         237           371       (1,108)
   Costs associated with debt acquisition                           (182)                                   (182)
   Payments on long-term debt                                    (14,197)                                (14,197)
   Net proceeds from lines of credit borrowings                   (1,232)                                 (1,232)
                                                               ---------     --------      --------     --------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (17,327)         237           371      (16,719)
                                                               ---------     --------      --------     --------

   Net cash change                                                (2,155)                      (103)      (2,258)
   Cash at beginning of period                                     2,184                      2,133        4,317
                                                               ---------     --------      --------     --------
   Cash at end of period                                       $      29     $             $  2,030     $  2,059
                                                               =========     ========      ========     ========

   SUPPLEMENTAL INFORMATION:
   Depreciation and amortization                               $   9,575     $  1,143      $    528     $ 11,246
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

OVERVIEW

The Company's operating profit for both the quarter and six months ended March 25, 2001 has decreased as a percentage of sales compared to the same periods in 2000. This is the result of a softening in vehicle builds as OEMs corrected on-hand inventories during the Company's second fiscal quarter of fiscal year 2001.

The Company closed its quarter ended December 17, 2000 one week early to allow for the Christmas holiday and automotive shutdown. The quarter ended December 19, 1999 was also closed one week early to allow for Year 2000 testing. Both quarters contained 12 weeks. As a result, the quarters ended March 25, 2001 and March 26, 2000 each contain 14 weeks.

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED MARCH 25, 2001 COMPARED TO QUARTER ENDED MARCH 26, 2000

NET SALES: Net sales for the three-month period ended March 25, 2001 (second quarter 2001) were $108.6 million versus $137.7 million for the three-month period ended March 26, 2000 (second quarter 2000). This is a decrease of $29.1 million or 21.1%. The decrease is the result of a softening in vehicle builds as OEMs corrected on-hand inventories during second quarter 2001.

Second quarter 2001 net sales were comprised of $94.2 million of automotive product sales and $14.5 million of mold sales. Second quarter 2000 net sales were comprised of $123.5 million of automotive product sales and $14.2 million of mold sales.

The automotive product sale decrease of $29.3 million is attributable to the correction of OEM on-hand inventory mentioned above. The mold sale increase of $0.3 million relates to programs launched during second quarter 2001 as well as products to be launched in third and fourth quarters of fiscal year 2001.

GROSS MARGIN: Gross margin was $13.5 million or 12.4% of net sales for second quarter 2001 versus $22.5 million or 16.3% for the second quarter 2000. Second quarter 2001 gross margin related to product sales was $11.7 million or 12.4% of net product sales compared to $22.5 million or 18.2% of net product sales for the second quarter of 2000. The decrease in gross margin related to product sales is the result of lower sales volumes which affected the Company's ability to absorb fixed overhead, launch inefficiencies in the Company's Exterior Products Division, as well as costs related to a new Exterior Products facility that will be launching new product in the next six to twelve months.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 2001 were $14.1 million or 13.0% of net sales, compared to $15.9 million or 11.5% of net sales, for second quarter 2000. The dollar decrease relates to cutbacks at the Company's Auburn Hills facility to mitigate the effects of softening automotive builds.

INTEREST EXPENSE: Interest expense was $4.9 million for second quarter 2001 compared to $5.7 million for second quarter 2000. The decrease reflects the effect of scheduled repayments on existing senior debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The credit for income taxes for second quarter 2001 was $1.8 million on a pretax loss of $6.5 million. The tax benefit rate for second quarter 2001 was 28.2%. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

SIX MONTHS ENDED MARCH 25, 2001 COMPARED TO SIX MONTHS ENDED MARCH 26, 2000

NET SALES: Net sales for the six-month period ended March 25, 2001 (first half
2001) were $218.7 million versus $263.1 million for the six-month period ended March 26, 2000 (first half 2000). This is a decrease of $44.4 million or 16.9%.

First half 2001 net sales were comprised of $193.9 million of automotive product sales and $24.8 million of mold sales. First half 2000 net sales were comprised of $242.4 million of automotive product sales and $20.7 million of mold sales.

The automotive product sales decrease of $48.5 million is attributable to the correction of OEM on-hand inventory mentioned above. The mold sale increase of $4.1 million relates to programs launched during second quarter 2001 as well as products to be launched in third and fourth quarters of fiscal year 2001.

GROSS MARGIN: Gross margin was $34.2 million or 15.6% of net sales for first half 2001 versus $45.4 million or 17.3% for first half 2000. First half 2001 gross margin related to product sales was $31.3 million or 16.1% of net product sales compared to $45.4 million or 18.7% of net product sales for first half 2000. The decrease in gross margin related to product sales is the result of lower sales volumes which affected the Company's ability to absorb fixed overhead, launch inefficiencies in the Company's Exterior Products Division, as well as costs related to a new Exterior Products facility that will be launching new product in the next six to twelve months.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 2001 were $29.5 million or 13.5% of net sales, compared to $31.2 million or 11.9% of net sales for first half 2001. The dollar decrease relates to cutbacks at the Company's Auburn Hills facility to mitigate the effects of softening automotive builds.

INTEREST EXPENSE: Interest expense was $8.9 million for first half 2001 compared to $10.3 million for first half 2000. The decrease reflects the effect of scheduled repayments on existing senior debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The credit for income taxes for first half 2001 was $1.8 million with an effective tax benefit rate of 28.3% compared to an effective provision rate of 70.9% for first half 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes that its future cash flows from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities for the foreseeable future. Potential growth from acquisitions will be funded from a variety of sources, including cash flow from operations and additional indebtedness. As of March 25, 2001, the Company had $159.3 million of long-term debt outstanding, $23.4 million of revolving loans and current maturities of long-term debt outstanding and $23.0 million of borrowing availability under its revolving credit facilities.

Cash provided by operating activities in the first half of 2001 was $17.6 million compared to $11.9 million in the first half of 2000. The increase in cash provided by operating activities was the result of focused collections efforts and continued supplier development resulting in payment terms more favorable to the Company.

Capital expenditures for first half 2001 were $13.3 million compared to $5.7 million for first half 2000. The Company believes that its capital expenditures will be approximately $24.0 million in fiscal year 2001. The majority of the Company's fiscal year 2001 capital expenditures will be used to facilitate new programs launching in fiscal year 2001 and to increase painting capacity for programs launching in fiscal years 2001 and 2002. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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

             Item 1         Legal Proceedings                                Not applicable

             Item 2         Changes in Securities                            Not applicable

             Item 3         Defaults upon Senior Securities                  Not applicable

             Item 4         Submission of Matters to a Vote of Security      Not applicable
                            Holders

             Item 5         Other information                                Not applicable

             Item 6         Exhibits and Reports on Form 8-K                 The Company did not file any reports on
                                                                             Form 8-K during the quarter for which this
                                                                             report is filed.

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


                                             LDM TECHNOLOGIES, INC.


                                             By:  /s/ G. E. Borushko
                                                ----------------------------
                                                  Gary E. Borushko
                                                  Chief Financial Officer

                                                  /s/ B. N. Frederick
                                                ----------------------------
                                                  Bradley N. Frederick
                                                  Chief Accounting Officer

                                                  Date:  May 9, 2001