Form 10-Q
period 2001-06-24
LDM TECHNOLOGIES INC
filed 2001-08-08
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2001

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

                             YES X              NO

       Number of shares common stock outstanding as of August 3, 2001: 600

                                  Total pages:

                              Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX



                                                                                    Page No.
                                                                                    --------

   PART I        FINANCIAL INFORMATION

   ITEM 1        FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets, June 24, 2001 and
     September 24, 2000                                                                 3

   Condensed Consolidated Statements of Income, three months ended
      June 24, 2001 and June 25, 2000                                                   4

   Condensed Consolidated Statements of Income, nine months ended
      June 24, 2001 and June 25, 2000                                                   5

   Condensed Consolidated Statements of Cash Flows, nine months ended
      June 24, 2001 and June 25, 2000                                                   6

   Notes to Condensed Consolidated Financial Statements                                 7

   ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                               18
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   PART II       OTHER INFORMATION

   Item 1        Legal Proceedings                                                     20

   Item 2        Changes in Securities                                                 20

   Item 3        Defaults upon Senior Securities                                       20

   Item 4        Submission of Matters to a Vote of Security Holders                   20

   Item 5        Other Information                                                     20

   Item 6        Exhibits and Reports on Form 8-K                                      20
                 Index to Exhibits

                 Signature Page                                                        21


                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                 (dollars in thousands, unless otherwise noted)



                                                JUNE 24, 2001                      SEPTEMBER 24, 2000
                                                 (UNAUDITED)                             (NOTE)
                                                 -----------                             ------
ASSETS
Current assets:
   Cash                                                  $     25                             $  4,640
   Accounts Receivable                                     65,337                               74,335
   Raw materials                                            9,651                               12,107
   Work in process                                          1,439                                1,745
   Finished goods                                           5,519                                7,180
   Mold costs                                              22,850                               12,981
   Refundable income taxes                                  1,836                                1,071
   Deferred income taxes                                    3,022                                3,051
   Other current assets                                     1,938                                2,501
                                                         --------                             --------
     Total current assets                                 111,617                              119,611

Net property, plant and equipment                         110,932                              106,605
Goodwill, net                                              51,802                               55,269
Debt issue costs, net                                       4,494                                4,360
Equity investments in affiliates                            5,550                                4,800
Note receivable from affiliate                                                                   1,017
Deposits for assets to be leased                            2,011                                4,791
Other assets                                                  769                                  770
                                                         --------                             --------
     Totals                                              $287,175                             $297,223
                                                         ========                             ========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
   Revolving loan                                        $ 17,539                             $ 34,643
   Accounts payable                                        52,390                               52,964
   Accrued liabilities                                     29,436                               21,050
   Accrued interest                                         6,107                                2,704
   Accrued compensation                                     5,164                                7,469
   Current maturities of long-term debt                     6,791                               11,543
                                                         --------                             --------
     Total current liabilities                            117,427                              130,373

Long-term debt due after one year                         156,991                              148,460
Deferred income taxes                                       3,035                                4,450

STOCKHOLDERS' EQUITY
   Common Stock (par value $.10, issued and
   outstanding 600 shares; authorized 100,000
   shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                        7,976                               12,112
   Accumulated other comprehensive income                   1,652                                1,734
                                                         --------                             --------
   Total stockholders' equity                               9,722                               13,940
                                                         --------                             --------
     Totals                                              $287,175                             $297,223
                                                         ========                             ========


Note: The balance sheet at September 24, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements contained herein.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                 (dollars in thousands, unless otherwise noted)


                                                                                    UNAUDITED
                                                                               THREE MONTHS ENDED
                                                                        JUNE 24, 2001      JUNE 25, 2000
                                                                        -------------      -------------
                        Revenues:
                            Net product sales                              $ 102,193         $ 113,722
                            Net mold sales                                     8,153             8,183
                                                                           ---------         ---------
                                                                             110,346           121,905
                        Cost of Sales
                            Cost of product sales                             87,168            92,312
                            Cost of mold sales                                 6,696             7,055
                                                                           ---------         ---------
                                                                              93,864            99,367
                                                                           ---------         ---------

                        Gross Margin                                          16,482            22,538

                        Selling, general and administrative expenses          12,932            15,755
                                                                           ---------         ---------

                        Operating profit                                       3,550             6,783
                        Interest expense                                      (4,221)           (4,849)
                        Equity in net income (loss) of unconsolidated
                              Subsidiaries                                       (49)              318
                        International currency exchange gains (losses)           160              (487)
                        Other income, net                                        218               202
                                                                           ---------         ---------

                        Income (loss) before income taxes                       (342)            1,967

                        Provision (credit) for income taxes                     (717)            1,345
                                                                           ---------         ---------
                        Net income                                         $     375         $     622
                                                                           =========         =========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the three months ended June 24, 2001. Other comprehensive income for the three months ended June 25, 2000 was $209 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                   Condensed Consolidated Statements of Income
                 (dollars in thousands, unless otherwise noted)


                                                                                UNAUDITED
                                                                            NINE MONTHS ENDED
                                                                     JUNE 24, 2001     JUNE 25, 2000
                                                                     -------------     -------------
                      Revenues:
                          Net product sales                           $   296,127       $   356,116
                          Net mold sales                                   32,953            28,889
                                                                      ------------      -----------
                                                                          329,080           385,005
                      Cost of Sales
                          Cost of product sales                           249,799           289,351
                          Cost of mold sales                               28,629            27,702
                                                                      ------------      -----------
                                                                          278,428           317,053
                                                                      ------------      -----------

                      Gross Margin                                         50,652            67,952

                      Selling, general and administrative expenses         42,445            46,975
                                                                      -----------       -----------

                      Operating profit                                      8,207            20,977
                      Interest expense                                    (13,165)          (15,182)
                      Equity in net income (loss) of
                          unconsolidated subsidiaries                        (563)              296
                      International currency exchange losses                  (71)           (1,287)
                      Other income (expense), net                          (1,045)              229
                                                                      ------------      -----------

                      Income (loss) before income taxes                    (6,637)            5,033

                      Provision (credit) for income taxes                  (2,501)            3,517
                                                                      ------------      -----------
                      Net income (loss)                               $    (4,136)      $     1,516
                                                                      ===========       ===========



See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the nine months ended June 24, 2001. Other comprehensive income for the nine months ended June 25, 2000 was $853 and relates to foreign currency translation.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                 (dollars in thousands, unless otherwise noted)


                                                                                                UNAUDITED
                                                                                            NINE MONTHS ENDED
                                                                                    JUNE 24, 2001      JUNE 25, 2000
                                                                                 -----------------  ----------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  25,367         $  27,947

         CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to property, plant and equipment                                 (18,759)          (10,927)
             Proceeds from disposal of property, plant and equipment                        251             8,258
             Reimbursement of deposits for assets to be leased                            2,780
             Equity contributed to affiliate                                                                  (49)
                                                                                      ---------         ---------
                                   NET CASH USED FOR INVESTING ACTIVITIES               (15,728)           (2,718)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term debt issuance, net of issuance
              costs of $929 in 2001, $182 in 2000                                         9,071              (182)
         Payments on long-term debt                                                      (6,221)          (17,157)
         Net borrowings (repayments) on lines of credit                                 (17,104)           (4,487)
         Advances to affiliates                                                                            (1,597)
                                                                                      ---------         ---------

                                   NET CASH PROVIDED BY FINANCING ACTIVITIES            (14,254)          (23,423)
                                                                                      ---------         ---------

         Net cash change                                                                 (4,615)            1,806
         Cash at beginning of period                                                      4,640             4,317
                                                                                      ---------         ---------
         Cash at end of period                                                        $      25         $   6,123
                                                                                      =========         =========
         SUPPLEMENTAL INFORMATION:
         Depreciation and amortization                                                $  17,735         $  17,195
                                                                                      =========         =========


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (dollars in thousands, unless otherwise noted)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended June 24, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Company's annual report on Form 10-K for the year ended September 24, 2000.

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

As a result of the issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") along with related interpretations and pronouncements by the SEC and other accounting standards setting bodies, the Company is evaluating the effects on its revenue recognition policies, particularly those related to mold sales. The Company is required to adopt the guidance in SAB 101 in fiscal 2001. Effects on net income, if any, are not expected to be material.


3.       Sale of Blowmolding Machinery and Equipment to DBM Technologies, LLC

DBM Technologies, LLC ("DBM") is a certified minority owned blowmolding business formed December 31, 1998, of which the Company owns 49%.

On December 8, 1999, the Company sold all of the machinery and equipment of it's Kenco business to DBM for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from DBM.

DBM's new senior lender required the Company to subordinate all amounts due from DBM to LDM at the time of refinancing. As a result, the previous subordinated note payable to the Company was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments beginning June 1, 2000 and shall be fully paid on or before December 8, 2004. No payments have been made on the subordinated note payable to date.

The Company's investment in DBM is treated as an equity investment for accounting purposes, but the Company has recorded 100% of DBM's losses as equity losses. The Company has written off all investments in and receivables from DBM through equity losses.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (dollars in thousands, unless otherwise noted)

4.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 12 of the Company's consolidated financial statements as of and for the fiscal year ended September 24, 2000.

5.       Derivative Financial Instruments

In May 2000 the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates. The swap is based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of a) 9.25% through January 2002, and b) three-month LIBOR plus 3.65% thereafter through January 2007. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by either party at any time. Upon cancellation the Company is required to pay to or receive from the bank counterparty, the negative or positive value of the swap, respectively.

In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar is based on a notional amount of $50 million. Under the collar, the Company pays the bank counterparty if three-month LIBOR falls below 5.75% and receives from the bank counterparty if three-month LIBOR exceeds 8.75%.

In June 2001 the Company cancelled the interest rate swap entered into in May 2000 in exchange for entering into a new swap agreement. The new swap is also based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of three-month LIBOR plus 5.30% through January 2007, except in circumstances described in the following paragraph. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by the bank counterparty in January 2004 and every six months thereafter. Upon cancellation the Company is required to pay to or receive from the bank counterparty, the negative or positive value of the swap, respectively.

In June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a convertible interest rate collar through the bank counterparty. The collar is based on a notional amount of $50 million. Under the convertible collar, through January 2004, if three-month LIBOR falls below 3.5%, the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a fixed interest rate of 10.75%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty.

The Company paid an upfront premium of $200 and forgave an interest receivable payment, related to the May 2000 interest rate swap agreement, of approximately $300 due from the bank counterparty to initiate the interest rate swap and collar changes in June 2001 described above.

The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 25, 2000. The effect upon adoption was not material. Under FAS 133, fair values of the swap and the collar are reported on the balance sheet with changes in fair value reported in the statement of operations. Accordingly, the Company has reflected the fair value of these derivatives as a liability of $890 which is included as a component of accrued liabilities. The change in fair value for the nine months ended June 24, 2001 was an expense of $1,207, which has been included as a component of other income (expense), net.

                             LDM TECHNOLOGIES, INC.
              Notes to Condensed Consolidated Financial Statements
                 (dollars in thousands, unless otherwise noted)

6.       Income Taxes

The effective tax benefit rate for the first nine months of 2001 was 37.7% compared to a tax provision rate of 69.9% for the first nine months of 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.


7.       Senior Debt Refinancing

On March 23, 2001, the Company amended and restated its Revolving Credit Facility and Term Loan Facility. As part of the transaction, approximately $10 million of additional Term Loan financing was acquired. Proceeds from the Term Loan financing were used to pay down amounts outstanding on its Revolving Credit Facility. Both amended and restated facilities expire on January 21, 2005.

Monthly principal repayments of $649, related to the amended and restated Term Loan Facility, will commence October 1, 2001.

Covenants related to the amended and restated facilities are consistent with those of the facilities replaced.


8.       Supplemental Guarantor Information

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Revolving Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes and the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term Loan are all obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company and LDM Holding Canada, Inc. The non-guarantor subsidiaries are Como, LDM Germany, LDM Mexico, and LDM Holding Mexico, Inc. As discussed in the Company's 10K for the year ended September 24, 2000 the only non-guarantor subsidiary remaining in the consolidated financial statements is LDM Germany.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and LDM Germany is presented below (in thousands). Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and of the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
      Condensed Consolidating Balance Sheet as of June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)





                                                 LDM Technologies,                                   Consolidating
                                                       Inc.            LDM Canada      LDM Germany      Entries        Consolidated
                                                       ----            ----------      -----------      -------        ------------

ASSETS
Current assets:
  Cash                                             $      25                                                            $      25
  Accounts receivable                                 52,305         $   10,008       $   3,024                            65,337
  Raw material                                         6,234              2,285           1,132                             9,651
  Work in process                                      1,006                274             159                             1,439
  Finished goods                                       4,407                988             124                             5,519
  Mold costs                                          15,295              5,675           1,880                            22,850
  Prepaid expenses                                     1,619                287              32                             1,938
  Refundable income taxes                              1,836                                                                1,836
  Deferred income taxes                                2,925                 97                                             3,022
                                                   ---------         ----------       ---------                         ---------
Total current assets                                  85,652             19,614           6,351                           111,617

Net property, plant and equipment                     94,788             13,212           2,932                           110,932
Investment in subsidiaries and affiliates             12,069                                         $  (6,519)             5,550
Note receivable affiliates                            10,799                                           (10,799)
Goodwill                                              51,802                                                               51,802
Debt issue costs                                       4,494                                                                4,494
Deposits for assets to be leased                       2,011                                                                2,011
Other                                                    769                                                                  769
                                                   ---------         ----------       ---------      ---------          ---------
                                                   $ 262,384         $   32,826       $   9,283      $ (17,318)         $ 287,175
                                                   =========         ==========       =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan               $  17,539                                                            $  17,539
  Accounts payable                                    40,068         $    8,912       $   3,645      $   (235)             52,390
  Accrued liabilities                                 20,648              6,739           2,049                            29,436
  Accrued interest                                     6,107                                                                6,107
  Accrued compensation                                 3,135                524           1,505                             5,164
  Current maturities of long-term debt                 6,791                                                                6,791
                                                   ---------         ----------       ---------      ---------          ---------
Total current liabilities                             94,288             16,175           7,199           (235)           117,427

Long-term debt due after one year                    156,991             10,131          11,736        (21,867)           156,991
Deferred income taxes                                  3,035                                                                3,035

Stockholders' equity:
  Common stock                                                            5,850           2,943         (8,793)
  Additional paid-in capital                              94                                                                   94
  Retained earnings                                    7,976                670         (14,247)        13,577              7,976
  Accumulated other comprehensive income                                                  1,652                             1,652
                                                   ---------         ----------       ---------      ---------          ---------

Total stockholders' equity                             8,070              6,520          (9,652)         4,784              9,722
                                                   ---------         ----------       ---------      ---------          ---------

Total liabilities and stockholders' equity         $ 262,384         $   32,826       $   9,283      $ (17,318)         $ 287,175
                                                   =========         ==========       =========      =========          =========

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 24, 2000 (Unaudited)
                 (dollars in thousands, unless otherwise noted)




                                                 LDM Technologies,                                   Consolidating
                                                       Inc.            LDM Canada      LDM Germany      Entries        Consolidated
                                                       ----            ----------      -----------      -------        ------------


ASSETS
Current assets:
  Cash                                             $      29         $    2,622       $   1,989      $                  $   4,640
  Accounts receivable                                 64,138              7,900           2,297                            74,335
  Raw material                                         8,767              2,134           1,206                            12,107
  Work in process                                      1,333                301             111                             1,745
  Finished goods                                       5,741              1,022             417                             7,180
  Mold costs                                           6,750              6,303             (72)                           12,981
  Prepaid expenses                                     2,311                247             (57)                            2,501
  Refundable income taxes                              1,071                                                                1,071
  Deferred income taxes                                3,051                                                                3,051
                                                   ---------         ----------       ---------      ---------          ---------
Total current assets                                  93,191             20,529           5,891                           119,611

Net property, plant and equipment                     90,201             13,356           3,048                           106,605
Investment in subsidiaries and affiliates             13,631                                            (8,831)             4,800
Note receivable affiliates                            14,558                                           (13,541)             1,017
Goodwill                                              55,269                                                               55,269
Debt issue costs                                       4,360                                                                4,360
Deposits for assets to be leased                       4,791                                                                4,791
Other                                                    770                                                                  770
                                                   ---------         ----------       ---------      ---------          ---------
                                                   $ 276,771         $   33,885       $   8,939      $ (22,372)         $ 297,223
                                                   =========         ==========       =========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit and revolving loan               $  34,643                                                            $  34,643
  Accounts payable                                    41,647         $    9,436       $   3,260      $  (1,379)            52,964
  Accrued liabilities                                 16,221              3,679           1,150                            21,050
  Accrued interest                                     2,704                                                                2,704
  Accrued compensation                                 5,988                337           1,144                             7,469
  Current maturities of long-term debt                11,543                                                               11,543
                                                   ---------         ----------       ---------      ---------          ---------
Total current liabilities                            112,746             13,452           5,554         (1,379)           130,373

Long-term debt due after one year                    148,460             10,532          11,647        (22,179)           148,460
Deferred income taxes                                  3,381              1,069                                             4,450

Stockholders' equity:
  Common stock                                                            5,850           2,943         (8,793)
  Additional paid-in capital                              94                                                                   94
  Retained earnings                                   12,112              2,982         (12,961)         9,979             12,112
  Accumulated other comprehensive income
  (loss)                                                 (22)                             1,756                             1,734
                                                   ---------         ----------       ---------      ---------          ---------

Total stockholders' equity                            12,184              8,832          (8,262)         1,186             13,940
                                                   ---------         ----------       ---------      ---------          ---------

Total liabilities and stockholders' equity         $ 276,771         $   33,885       $   8,939      $ (22,372)         $ 297,223
                                                   =========         ==========       =========      =========          =========

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                  Three-Months Ended June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)



                                                   LDM
                                              Technologies,       LDM           LDM        Consolidating
                                                  Inc.          Canada        Germany         Entries     Consolidated
                                              -------------     ------        -------         -------     ------------

             Revenues:
                  Net product sales             $  81,729      $ 15,651       $  4,813                      $102,193
                  Net mold sales                    7,006         1,147                                        8,153
                                                ---------      --------       --------                      --------
                                                   88,735        16,798          4,813                       110,346
             Cost of Sales
                  Cost of product sales            65,474        16,726          4,968                        87,168
                  Cost of mold sales                5,720           976                                        6,696
                                                ---------      --------       --------                      --------
                                                   71,194        17,702          4,968                        93,864
                                                ---------      --------       --------                      --------

             Gross margin                          17,541          (904)          (155)                       16,482

             Selling, general and
                  administrative expenses          12,190           290            452                        12,932
                                                ---------      --------       --------                      --------

             Operating profit (loss)                5,351        (1,194)          (607)                        3,550
             Interest expense                      (4,186)         (291)                     $   256          (4,221)
             Equity in net loss of subsidiaries
                  and affiliates                   (1,460)                                     1,411             (49)
             International currency
                  exchange gain                                     160                                          160
             Other income, net                        468                            6          (256)            218
                                                ---------      --------       --------       --------       --------

             Income (loss) before income
                  taxes                               173        (1,325)          (601)        1,411            (342)

             Credit for income taxes                 (202)         (515)                                        (717)
                                                ---------      --------       --------       -------        --------
             Net income (loss)                  $     375      $   (810)      $   (601)      $ 1,411        $    375
                                                =========      ========       ========       =======        ========

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                  Three-Months Ended June 25, 2000 (Unaudited)
                 (dollars in thousands, unless otherwise noted)




                                                   LDM
                                              Technologies,       LDM           LDM        Consolidating
                                                  Inc.          Canada        Germany         Entries     Consolidated
                                              -------------     ------        -------         -------     ------------
             Revenues:
                  Net product sales             $  93,238      $ 13,851       $  6,633                     $113,722
                  Net mold sales                    8,053                          130                        8,183
                                                ---------      --------       --------                     --------
                                                  101,291        13,851          6,763                      121,905
             Cost of Sales
                  Cost of product sales            72,543        13,080          6,689                       92,312
                  Cost of mold sales                7,055                                                     7,055
                                                ---------      --------       --------                     --------
                                                   79,598        13,080          6,689                       99,367
                                                ---------      --------       --------                     --------

             Gross Margin                          21,693           771             74                       22,538

             Selling, general and administrative
                  expenses                         15,031           299            425                       15,755
                                                ---------      --------       --------                     --------

             Operating profit (loss)                6,662           472           (351)                       6,783
             Interest expense                      (4,829)         (298)          (175)      $   453         (4,849)
             Equity in net income (loss) of
                  subsidiaries and affiliates        (560)                                       878            318
             International currency exchange
               losses                                              (125)          (362)                        (487)
             Other income (expense), net              621            34                         (453)           202
                                                ---------      --------       --------       -------       --------

             Income (loss) before income taxes      1,894            83           (888)          878          1,967

             Provision for income taxes             1,272            73                                       1,345
                                                ---------      --------       --------       -------       --------
             Net income (loss)                  $     622      $     10       $   (888)      $   878       $    622
                                                =========      ========       ========       =======       ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
               for the Nine-Months Ended June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)


                                                  LDM
                                              Technologies,       LDM           LDM        Consolidating
                                                  Inc.          Canada        Germany         Entries     Consolidated
                                              -------------     ------        -------         -------     ------------

           Revenues:
                  Net product sales              $ 238,873      $ 41,627       $ 15,657                      $296,127
                  Net mold sales                    28,975         3,920             58                        32,953
                                                 ---------      --------       --------                      --------
                                                   267,818        45,547         15,715                       329,080
             Cost of Sales
                  Cost of product sales            190,206        43,797         15,796                       249,799
                  Cost of mold sales                25,222         3,407                                       28,629
                                                 ---------      --------       --------                      --------
                                                   215,428        47,204         15,796                       278,428
                                                 ---------      --------       --------                      --------

             Gross margin                           52,390        (1,657)           (81)                       50,652

             Selling, general and
                  administrative expenses           40,380           845          1,220                        42,445
                                                 ---------      --------       --------                      --------

             Operating profit (loss)                12,010        (2,502)        (1,301)                        8,207
             Interest expense                      (13,076)         (872)                      $   783        (13,165)
             Equity in net loss of
                  subsidiaries and affiliates       (4,161)                                      3,598           (563)
             International currency exchange
                  losses                                             (71)                                         (71)
             Other income (expense), net              (277)                          15           (783)        (1,045)
                                                 ----------     --------       --------        --------      --------

             Loss before income taxes               (5,504)       (3,445)        (1,286)         3,598         (6,637)

             Credit for income taxes                (1,368)       (1,133)                                      (2,501)
                                                 ---------      --------       --------        -------       --------
             Net income (loss)                   $  (4,136)     $ (2,312)      $ (1,286)       $ 3,598       $ (4,136)
                                                 =========      ========       ========        =======       ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
               for the Nine-Months Ended June 25, 2000 (Unaudited)
                 (dollars in thousands, unless otherwise noted)



                                                       LDM
                                                   Technologies,         LDM         LDM     Consolidating
                                                       Inc.            Canada      Germany      Entries       Consolidated
                                                   -------------       ------      -------      -------       ------------
         Revenues:
             Net product sales                       $ 282,532        $ 51,382     $ 22,202     $              $356,116
             Net mold sales                             28,686                          203                      28,889
                                                     ---------        --------     --------     -------        --------
                                                       311,218          51,382       22,405                     385,005
         Cost of Sales
             Cost of product sales                     219,190          47,936       22,225                     289,351
             Cost of mold sales                         27,702                                                   27,702
                                                     ---------        --------     --------     -------        --------
                                                       246,892          47,936       22,225                     317,053
                                                     ---------        --------     --------     -------        --------

         Gross Margin                                   64,326           3,446          180                      67,952

         Selling, general and
             administrative expenses                    44,140           1,425        1,410                      46,975
                                                     ---------        --------     --------     -------        --------

         Operating profit (loss)                        20,186           2,021       (1,230)                     20,977
         Interest expense                              (15,114)           (895)        (529)      1,356         (15,182)
         Equity in net income (loss) of
             subsidiaries and affiliates                (1,982)                                   2,278             296

         International currency exchange losses                             77       (1,364)                     (1,287)
         Other income (expense), net                     1,524              61                   (1,356)            229
                                                     ---------        --------     --------     --------       --------

         Income (loss) before income
             taxes                                       4,614           1,264       (3,123)      2,278           5,033

         Provision for income taxes                      3,098             419                                    3,517
                                                     ---------        --------     --------     -------        --------
         Net income (loss)                           $   1,516        $    845     $ (3,123)    $ 2,278        $  1,516
                                                     =========        ========     =========    =======        ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
               for the Nine-Months Ended June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)



                                                                LDM
                                                            Technologies,        LDM          LDM
                                                                Inc.            Canada      Germany      Consolidated
                                                            -------------       ------      -------      ------------


   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           $  26,675       $    257      $ (1,565)      $ 25,367

   CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                   (16,638)        (1,608)         (513)       (18,759)
   Proceeds from disposal of property, plant, and                   251                                         251
     equipment
   Refund of deposits for assets to be leased                     2,780                                       2,780
                                                              ---------       --------      --------       --------

   NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES            (13,607)        (1,608)         (513)       (15,728)

   CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from long-term debt issuance                         10,000                                      10,000
   Borrowing (to)/from affiliates                                 1,182         (1,271)           89
   Costs associated with debt acquisition                          (929)                                       (929)
   Payments on long-term debt                                    (6,221)                                     (6,221)
   Net repayments on line of credit borrowings                  (17,104)                                    (17,104)
                                                              ---------       --------      --------        -------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (13,072)        (1,271)           89        (14,254)
                                                              ---------       --------      --------        -------

   Net cash change                                                   (4)        (2,622)       (1,989)        (4,615)
   Cash at beginning of period                                       29          2,622         1,989          4,640
                                                              ---------       --------      --------        -------
   Cash at end of period                                      $      25       $             $               $    25
                                                              =========       ========      ========        =======

   SUPPLEMENTAL INFORMATION:
   Depreciation and amortization                              $  15,354       $  1,752      $    629        $17,735
                                                              =========       ========      ========        =======

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
               for the Nine-Months Ended June 25, 2000 (Unaudited)
                 (dollars in thousands, unless otherwise noted)



                                                                LDM
                                                            Technologies,        LDM          LDM
                                                                Inc.            Canada      Germany      Consolidated
                                                            -------------       ------      -------      ------------


   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           $  24,441       $  3,540      $    (34)      $ 27,947

   CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                   (10,575)          (352)                     (10,927)
   Proceeds from disposal of property, plant, and equipment       8,258                                       8,258
   Equity contributed to affiliate                                  (49)                                        (49)
                                                              ---------       --------      --------       --------

   NET CASH USED FOR INVESTING ACTIVITIES                        (2,366)          (352)                      (2,718)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings (to)/from affiliates                               (2,404)           243           564         (1,597)
   Debt issuance costs                                             (182)                                       (182)
   Payments on long-term debt                                   (17,157)                                    (17,157)
   Repayments on line of credit borrowings                       (4,487)                                     (4,487)
                                                              ---------       --------      --------       --------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             (24,230)           243           564        (23,423)
                                                              ---------       --------      --------       --------

   Net cash change                                               (2,155)         3,431           530          1,806
   Cash at beginning of period                                    2,184              -         2,133          4,317
                                                              ---------       --------      --------       --------
   Cash at end of period                                      $      29       $  3,431      $  2,663       $  6,123
                                                              =========       ========      ========       ========

   SUPPLEMENTAL INFORMATION:
   Depreciation and amortization                              $  14,499       $  1,709      $    987       $ 17,195
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

OVERVIEW

The Company's operating profit for both the quarter and nine months ended June 24, 2001 has decreased compared to the same periods in 2000. This is the result of a softening in vehicle builds, new product launched in the current fiscal year, and the start up of a new exterior products facility.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 24, 2001 COMPARED TO QUARTER ENDED JUNE 25, 2000

NET SALES: Net sales for the three-month period ended June 24, 2001 ("third quarter 2001") were $110.3 million, a decrease of $11.6 million, or 9.5%, from net sales of $121.9 million for the three-month period ended June 25, 2000 ("third quarter 2000"). Third quarter 2001 net sales were comprised of $102.2 million of automotive product sales and $8.1 million of mold sales. Third quarter 2000 net sales were comprised of $113.7 million of automotive product sales and $8.2 million of mold sales. For the third quarter 2001, automotive product sales decreased $11.5 million and mold sales were unchanged from third quarter 2000. The automotive product sales decrease is the result of softening automotive builds.

GROSS MARGIN: Gross margin was $16.5 million or 15.0% of net sales for third quarter 2001. Third quarter 2001 gross margin related to automotive product sales was $15.0 million or 14.7% of net automotive product sales compared to $21.4 million or 18.8% of net automotive product sales for third quarter 2000. The decrease in gross margin related to product sales is the result of lower sales volumes which affected the Company's ability to absorb fixed overhead, launch inefficiencies in the Company's Exterior Products Division, as well as costs related to a new Exterior Products facility that will be launching new product in the next six to twelve months.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for third quarter 2001 were $12.9 million, or 11.7% of net sales, compared to $15.8 million, or 13.0% of net sales, for third quarter 2000. The decrease relates to cutbacks at the Company's Auburn Hills corporate office facility to mitigate the effects of softening automotive builds.

INTEREST EXPENSE: Interest expense was $4.2 million for third quarter 2001 compared to $4.8 million for third quarter 2000. The decrease reflects the effect of scheduled repayments on existing senior debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The benefit for income taxes for third quarter 2001 was $717 thousand with an effective tax benefit rate of 209.6%, as compared to $1.3 million with an effective tax rate of 68.4% for third quarter 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The interim benefit rate for third quarter 2001 was affected by a change in forecast for anticipated annual income tax rate. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

NINE MONTHS ENDED JUNE 24, 2001 COMPARED TO NINE MONTHS ENDED JUNE 25, 2000

NET SALES: Net sales for the nine-month period ended June 24, 2001 ("Year to date June 2001") were $329.1 million, a decrease of $55.9 million, or 14.5%, from net sales of $385.0 million for the nine-month period ended June 25, 2000 ("Year to date June 2000"). Year to date June 2001 net sales were comprised of approximately $296.1 million of automotive product sales and $33.0 million of mold sales. Year to date June 2000 net sales were comprised of approximately $356.1 million of automotive product sales and $28.9 million of mold sales.

The automotive sales decrease of $60.0 million for Year to date June 2001 as compared to Year to date June 2000, is the result of softening automotive builds as well as the timing of new product launches. The mold sales increase of $4.1 million relates to programs launched in the second and third quarters of fiscal year 2001.

GROSS MARGIN: Gross margin was $50.7 million or 15.4% of net sales for Year to date June 2001. Year to date June 2001 gross margin related to product sales was $46.3 million or 15.6% of net automotive product sales compared to $66.7 million or 18.7% of net automotive product sales for Year to date June 2000. The decrease in gross margin related to product sales is the result of lower sales volumes which affected the Company's ability to absorb fixed overhead, launch inefficiencies in the Company's Exterior Products Division, and costs related to a new Exterior Products facility that will be launching new product in the next six to twelve months.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for Year to date June 2001 were $42.4 million, or 12.9% of net sales, compared to $47.0 million, or 12.2% of net sales, for Year to Date June 2000. The dollar decrease relates to cutbacks at the Company's Auburn Hills corporate office facility to mitigate the effects of softening automotive builds.

INTEREST EXPENSE: Interest expense was $13.2 million for Year to date June 2001 compared to $15.2 million for Year to date June 2000. The decrease reflects the effect of scheduled repayments on existing senior debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The credit for income taxes for Year to date June 2001 was $2.5 million with an effective tax rate of 37.7%, as compared to a provision of $3.5 million with an effective tax rate of 69.9% for Year to date June 2000. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to make necessary capital expenditures for facility maintenance and expansion. The Company believes that its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. Potential growth from acquisitions will be funded from a variety of sources, including cash flow from operations and additional indebtedness. As of June 24, 2001, the Company had $157.0 million of long-term debt outstanding, $24.3 million of revolving loans and current maturities of long-term debt outstanding and $28.5 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities Year to date June 2001 was $25.4 million compared to $27.9 million Year to date June 2000.

Capital expenditures Year to date June 2001 were $18.8 million compared to $10.9 million Year to date June 2000. The Company believes that its capital expenditures will be approximately $24.0 million in fiscal year 2001. The majority of the Company's fiscal year 2001 capital expenditures will be used to facilitate new programs launching in fiscal year 2001 and to increase painting capacity for programs launching in fiscal years 2001 and 2002. However, the Company's capital expenditures may be greater than currently anticipated as the result of new business opportunities.

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


                                LDM TECHNOLOGIES, INC.


                                By:  /s/ G. E. Borushko
                                ----------------------------------
                                         Gary E. Borushko
                                         Chief Financial Officer

                                     /s/ B. N. Frederick
                                ----------------------------------
                                         Bradley N. Frederick
                                         Chief Accounting Officer

                                         Date:  August 8, 2001