Form 10-K405
period 2001-09-30
LDM TECHNOLOGIES INC
filed 2001-12-21
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 14, 2001, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

                                     PART I

Item 1.      Business

GENERAL

    LDM Technologies, Inc. (the "Company" or "LDM") is a leading Tier 1 designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under-the-hood components supplied primarily to North American automotive original equipment manufacturers (OEMs). Suppliers that sell directly to OEMs are referred to herein as "Tier I" suppliers. The Company is a full service supplier with advanced computer design and engineering capabilities that have enabled it to penetrate OEM new product programs during the concept stage of the product life cycle and promote long-term customer relationships. The Company is also a supplier to other Tier I's. The Company operates a Design Center in Auburn Hills, Michigan to enhance its conceptual design and development capabilities.

INDUSTRY OVERVIEW

    The North American automotive industry is currently experiencing a number of trends which are significant to the Company's business.

       Increasing Utilization of Plastic. In recent years, OEMs have focused their efforts on developing and employing lower-cost and lighter materials, such as plastic, in the design of components. Plastic provides OEMs with a number of design advantages over metal including increased design flexibility and aesthetic appeal, resistance to corrosion and improved fuel-efficiency performance due to lighter-weight materials. Substituting plastic for metal can also reduce manufacturing costs by eliminating machining costs, reducing painting costs, facilitating assembly, minimizing tooling costs and consolidating the number of parts used in a vehicle. The Company believes that while the majority of the opportunities for converting metal into plastic have already occurred in exterior and interior trim applications, there are significant growth opportunities in the use of plastic in under-the-hood components. Suppliers of under-the-hood components, such as the Company, are increasingly being asked to develop complex under-the-hood systems, including plastic transmission covers that consolidate engine mounts and drive shaft seals and battery trays that integrate fluid reservoirs.

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

    Instrument Panel Components and Interior Trim Components. The Company focuses on the production of complex products such as instrument panel subassemblies which require the integration of multiple components. Instrument panel components manufactured by the Company include cluster finish panels, center trim panels, air vents, coin and cup holders, ashtrays, gloveboxes, telephone holders and consoles. Certain products in this line of business demand functional aesthetics appeal and typically require the Company to provide innovative and design intensive solutions for application requirements stipulated by OEM's. Historically, the Company's largest customer for its instrument panel components has been Ford.

    Exterior Trim Components. Exterior trim systems manufactured by the Company include front and rear bumper fascias, end caps, body side claddings and moldings, rocker panels and grills. The Company's broad range of exterior trim class A painting capabilities provides it with a competitive advantage in supplying exterior trim to domestic and foreign OEMs. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. Historically, LDM's largest customer for its exterior trim components has been General Motors.

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

CUSTOMERS

    The Company's principal customers are Ford, General Motors and DaimlerChrysler for which it supplies components and subassemblies for a variety of light duty trucks (including sport utility vehicles), minivans and passenger cars. While the Company's products are generally used on a diverse group of over 90 models, the Company's sales and marketing efforts have been directed towards those sectors of the automotive market which have experienced strong consumer demand and growth in sales.

    The approximate percentage of net production sales to the principal customers of the Company for the twelve-month period ended September 30, 2001 are shown below:

Ford/Visteon ...................................       42.5%
General Motors .................................       34.7%
DaimlerChrysler.................................        5.2%
Other Automotive................................       15.8%
Non-Automotive..................................        1.8%
                                                      -----
          Total.................................      100.0%
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

    The Company has been chosen as a supplier for a variety of light trucks (including pick-up trucks, minivans, full size vans and sport utility vehicles) and passenger car models. The following table presents an overview of the major models for which the Company currently produces components for its OEM customers:

Customer                                                               Model
------------------------------------------------------------------------------
General Motors-truck..........................................         Astro/Safari
                                                                       Blazer/Bravada/Jimmy
                                                                       Trailblazer/Envoy
                                                                       Sonoma
                                                                       Pick-up/S10
                                                                       Pick-up
                                                                       GMC
                                                                       Sierra/Silverado
                                                                       Venture/Silhouette/Trans
                                                                       Sport
                                                                       Yukon/Denali
                                                                       Suburban
                                                                       Tahoe
                                                                       Escalade

General Motors-car............................................         Grand Am
                                                                       Seville
                                                                       Aurora/Riviera
                                                                       Cavalier/Sunbird/Sunfire
                                                                       Corvette
                                                                       Firebird/Camaro
                                                                       Grand Prix/Cutlass
                                                                       Intrigue
                                                                       Lumina
                                                                       Malibu
                                                                       Monte Carlo
                                                                       Park Avenue
                                                                       Saturn/Z
                                                                       Astra (Opel)
                                                                       Vectra (Opel)
                                                                       Park Avenue
                                                                       Bonneville
                                                                       Regal
                                                                       Impala
                                                                       Zaphira (Opel minivan)

Ford-truck....................................................         Econoline
                                                                       Expedition
                                                                       Explorer
                                                                       Escape/Tribute
                                                                       F-Series Truck
                                                                       Ranger
                                                                       Villager/Quest
                                                                       Windstar
                                                                       Navigator
                                                                       Excursion

Ford-car......................................................         Continental
                                                                       Contour/Mystique
                                                                       Crown Victoria/Grand Marquis
                                                                       Escort (US and Europe)
                                                                       Focus
                                                                       Mark VIII
                                                                       Mustang
                                                                       Thunderbird /Lincoln LS
                                                                       Taurus/Sable
                                                                       Lincoln Town Car
                                                                       Mercury Cougar
                                                                       Jaguar X200/X400

DaimlerChrysler-truck.........................................         Caravan/Voyager/Town & Country
                                                                       Dakota
                                                                       Grand Cherokee/Cherokee
                                                                       Liberty
                                                                       Ram Pick-up/Van
                                                                       Durango
                                                                       Wrangler

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

    The Company believes its broad base of class A paint application capabilities positions it well for supplying the domestic and foreign exterior trim market. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. The Company has also recently developed paint application technology utilizing innovative robotic applications which has enabled the Company to reduce costs by improving paint transfer efficiency.

    The Company has been recognized as a quality supplier by its OEM customers, has received Ford's Q1 Award and has been nominated for DaimlerChrysler's Pentastar Award. All of the Company's facilities are QS9000 certified.

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

COMPETITION

    The automotive supplier industry is highly competitive. A large number of actual or potential competitors exist, including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include: Progressive Dynamics Inc., Summit Polymers Inc. and Collins & Aikman, in instrument panel components; Magna International Inc., Visteon, Meridian, Plastics Omnium and Venture Holdings Corporation, in exterior trim components; and Key Plastics Inc. and Lacks Industries in under-the-hood components.

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

EMPLOYEES

    As of September 30, 2001, the Company's workforce included 3,175 employees, of which 673 were salaried workers, and 2,502 were hourly workers including temporary and part-time employees. The Company has 437 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 2004. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

ENVIRONMENTAL MATTERS

    The Company's operations and properties are subject to a wide variety of international, federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees (collectively, "Environmental Laws"). As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

    The Company has taken steps, including the installation of an Environmental, Health and Safety group to reduce the environmental risks associated with its operations, and believes that it is currently in compliance with applicable Environmental Laws. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental."

Item 2.  Properties

    The Company conducts molding, painting and assembly operations in approximately 1.6 million square feet of space in a total of 17 manufacturing locations. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. Detail of each manufacturing location is scheduled below:

LOCATION                            OWNED/LEASED         SQUARE FOOTAGE
---------                           ------------         --------------
Circleville, OH                        Owned                71,300
Napoleon, OH                           Leased              150,000
Franklin, TN                           Owned               122,000
Kendallville, IN                       Owned                60,000
Byesville, OH                          Owned               160,000
Romulus, MI                            Leased              280,000
Leamington, Ontario, Canada            Owned               200,000
New Hudson, MI                         Owned                57,900
Hartland, MI                           Owned                44,600
Fowlerville, MI                        Owned                65,000
Clarkston, MI                          Owned                21,600
Croswell, MI                           Leased               80,900
St. Clair, MI                          Leased               35,000
St. Clair, MI                          Owned                29,100
Harlingen, TX                          Leased               42,900
Port Huron, MI                         Leased               71,000
Port Huron, MI                         Leased               71,000


    The Company's principal executive offices and design and engineering staff are located in a 110,000 square foot building located in Auburn Hills, Michigan that is owned by the Company. The Company believes that its facilities and equipment are in good condition and are adequate for the Company's present and anticipated future operations.

Item 3.      Legal Proceedings

    There are no material legal proceedings pending against the Company or its subsidiaries.

Item 4.      Submission of Matters to a Vote of Security Holders

    Not applicable

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Shareholder
Matters

    There is no public trading market for the Company's Common Stock. As of September 30, 2001, there were two holders of record of the Company's Common Stock.

Item 6.      Selected Financial Data

                             Summary Financial Data
                             (dollars in thousands)

The following table sets forth summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 28, 1997, September 27, 1998, September 26, 1999, September 24, 2000 and September 30, 2001. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.


                                             SEPT. 28     SEPT. 27     SEPT. 26       SEPT. 24     SEPT. 30
                                               1997         1998         1999           2000          2001
                                              --------    ---------    ---------     ---------     ---------
              Statement of operations
                data
                Net sales                     $261,103    $ 438,960    $ 467,912     $ 451,979     $ 390,239
                Cost of sales                  209,012      359,737      378,928       365,567       331,981
                Gross margin                    52,091       79,223       88,984        86,412        58,258
                Selling, general and
                   administrative
                   expenses                     35,561       56,607       63,401        62,302        56,115
                Interest expense                11,076       19,814       21,067        19,955        17,642
                Impairment of long-lived
                     assets                                  10,523
                Gain on sale of LDM                                                                      553
              Germany
                Net income (loss)                3,063       (7,067)        (761)         (413)       (9,410)

              Other financial data
                Cash flows from operating
                   activities                 $  9,336    $  19,547    $  26,611     $  31,985     $  26,596
                EBITDA (a)                      28,182       42,598       45,136        45,200        25,362
                Depreciation and
                   amortization                 11,955       19,866       22,025        23,653        24,589
                Capital expenditures            12,776       14,143       22,003        14,580        20,512
                Ratio of earnings to
                   fixed
                   charges(b)                       1.4          .6          1.1           1.1            .2
                Ratio of EBITDA to
                    interest expense                2.5         2.2          2.1           2.3           1.4
                Ratio of debt to EBITDA             4.5         5.3          4.7           4.3           7.2


              Balance sheet data
                Cash                          $  4,632    $   3,317    $   4,317     $   4,640     $   2,320
                Total assets                   212,187      327,651      312,143       297,723       262,312
                Total debt                     126,770      224,444      213,102       194,646       181,963
                Stockholder's equity            20,385       13,358       12,920        13,940         2,827

(a) EBITDA is defined as income (loss) from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be, used as an indicator or alternative to operating income, net income (loss) or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States and may not be compared to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:



                                             SEPT. 28      SEPT 27       SEPT. 26      SEPT. 24      SEPT. 30
                                                1997         1998          1999          2000          2001
                                             ---------     --------      --------      --------      --------
             Net income (loss)                $ 3,063      $(7,067)      $  (761)      $  (413)      $(9,410)
             Add (deduct) the following:
               Adjustment for impairment of                 10,523
                  long-lived assets
               Gain on sale of LDM Germany                                                              (553)
               Provision for income
                   taxes                        2,088         (538)        2,805         2,005        (6,906)
               Interest expense                11,076       19,814        21,067        19,955        17,642
               Depreciation and
                   amortization                11,955       19,866        22,025        23,653        24,589
                                              -------      -------       -------       -------       -------
             EBITDA                           $28,182      $42,598       $45,136       $45,200       $25,362
                                              =======      =======       =======       =======       =======



(b) For purposes of the ratio of earnings to fixed charges, (i) earnings include income from continuing operations before the following: income taxes, extraordinary items, minority interests, and fixed charges and (ii) fixed charges include interest on all indebtedness, amortization of deferred financing costs and the portion of rental expense that the Company believes to be representative of interest. For the year ended September 27, 1998, earnings were inadequate to cover fixed charges by $7,966. For the year ended September 30, 2001, earnings were inadequate to cover fixed charges by $16,853.

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

On September 30, 2001, the Company sold its ownership shares in LDM Technologies GmbH (LDM Germany) for a minimal amount. The Company recognized a pretax gain of $553,000 on the sale.

    In September 2000, the Company began making improvements to a leased facility in Romulus, Michigan to ready itself for new programs that were to be launched in mid-fiscal year 2001. Subsequent to the facility's completion, the program launch dates were delayed by one year. The programs require substantially sized injection molding machines as well as a paint line. The building and most machinery and equipment have been leased. In fiscal year 2001, the new facility costs (primarily leases for building and machinery and equipment) approximated $9.0 million. The facility had minimal revenues in fiscal 2001 to offset fixed expenses. It is expected that programs to be launched from the new facility in fiscal year 2002 will account for nearly $75 million in incremental revenue on an annualized basis.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 24, 2000

NET SALES: Net sales for fiscal year 2001 were $390.2 million, a decrease of $61.8 million, or 13.7%, from $452.0 million in fiscal year 2000. The sales decrease is due to a softening of automotive builds in fiscal year 2001 and the delay of new product launches into fiscal year 2002 which replace programs whose product life cycle ended.

GROSS MARGIN: Gross margin was $58.3 million, or 14.9% of net sales, for fiscal year 2001 compared to $86.4 million, or 19.1% of net sales, for fiscal year 2000.

Gross margin suffered as a percentage of sales as fixed costs of approximately $9 million were carried in fiscal year 2001 related to a new facility that will be launching new product in fiscal year 2002. Taking this into account gross margin as a percentage of sales for fiscal year 2001 would have been 17.2% of sales.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal 2001 were $56.1 million, or 14.3% of net sales, compared to $62.3 million, or 13.8% of net sales, for fiscal year 2000. The dollar decrease is the result of cost cutting measures implemented during fiscal year 2001 to mitigate the effect of reduced sales discussed above.

INTEREST EXPENSE: Interest expense was $17.6 million for fiscal year 2001, compared to $20.0 million for fiscal year 2000. The decrease relates to reduction of principal through debt repayments and a decrease in variable interest rates.

EQUITY IN LOSSES OF AFFILIATES: Equity in losses of affiliates was $0.1 million for fiscal year 2001, compared to $0.9 million for fiscal year 2000. In 2001, the Company wrote-off all remaining investments in the DBM joint venture through equity losses as discussed below.

GAIN ON SALE OF LDM GERMANY: As previously discussed, on September 30, 2001, the Company sold its ownership shares in LDM Germany for a minimal amount. As a result, the Company recognized a gain of $553,000 on the sale.

OTHER: Other loss was $1.6 million for fiscal year 2001, compared to income of $0.6 million for fiscal year 2000. The loss was due primarily to the change in fair value of the Company's interest rate swap arrangement.

INCOME TAXES: The benefit for income taxes for fiscal year 2001 was $6.9 million with an effective tax benefit rate of 42.3% as compared to $2.0 million with an effective tax rate of 125.9% for fiscal year 2000. The effective tax rates differ from statutory rates as a result of certain non-deductible expenses, foreign tax in excess of foreign tax credits, and benefits generated by the sale of LDM Germany.

At September 30, 2001, the Company had deferred tax assets of $4.3 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's).

In Canada, the Company has recognized a valuation allowance of $634,000.

In the United States, the NOL expires in 2021. Realization of the deferred tax assets in the United States are dependent in part upon a tax planning strategy related to an affiliate of the Company and also on future taxable income. Both of these are dependent upon a number of factors including, but not limited to, sufficient levels of earnings before income taxes and the effective execution of the tax planning strategy. Based on consideration of historical and future earnings before income taxes, the Company believes it is more likely than not to deferred tax assets, beyond those specifically reserved, will be realized.

The Company will evaluate its deferred taxes and related valuation allowances quarterly. If at any time the Company believes that current or future taxable income will not support the basis for recognizing the benefit of the deferred tax assets, valuation allowances will be provided accordingly.

YEAR ENDED SEPTEMBER 24, 2000 COMPARED TO YEAR ENDED SEPTEMBER 26, 1999

NET SALES: Net sales for fiscal year 2000 were $452.0 million, a decrease of $15.9 million, or 3.4%, from $467.9 million in fiscal year 1999.

The sales decrease is due to the Company's sale of its blowmolding division on December 31, 1998. Fiscal year 1999 sales include $14.7 million of blowmolded automotive products. Non-blowmolded automotive product sales increased $6.6 million due principally to products launched in the fourth quarter of fiscal year 1999. In addition there were no consumer and other product sales in fiscal year 2000, compared to $7.8 million in fiscal year 1999. This decrease is the result of LDM's sale of a majority of its interest in Como Products on April 15, 1999.

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

INVESTMENTS AND DIVESTITURES OF SUBSIDIARIES

SALE OF LDM GERMANY: On September 30, 2001, the Company sold its German subsidiary. Proceeds from the sale were immaterial. As a result of the sale, the Company recognized a gain of $553,000. Net sales and net loss for fiscal year 2001 of LDM Germany were $19.7 million and $2.3 million, respectively.

DBM TECHNOLOGIES JOINT VENTURE: On December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company and 51% owned by an independent third party. The Company sold certain assets to the DBM joint venture at an amount equal to their net book value. The sales prices of the assets sold approximated $8.8 million.

The Company originally leased certain machinery and equipment to the joint venture, and sublet to the DBM joint venture certain real properties.

Under terms of the joint venture agreement, the Company provided a subordinated $1.8 million loan to the DBM joint venture and guaranteed $1.0 million of the DBM joint venture line of credit borrowings. As a result of these terms, and the relatively small amount of equity contributed to the DBM joint venture by the independent third party, the Company retained substantially all of the risks of ownership.

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

The investment in the DBM joint venture is treated as an equity investment for accounting purposes, but the Company has recorded 100% of the DBM joint venture losses as equity losses. As of September 30, 2001, all investments in the DBM joint venture have been written off through equity losses.

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

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. As of September 30, 2001 the Company had $163.8 million of long-term debt outstanding and $14.9 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in fiscal year 2001 was $26.6 million compared to $32.0 million of cash provided by operating activities in the same period in 2000.

Capital expenditures for fiscal year 2001 were $20.5 million compared to $14.6 million for fiscal year 2000. Fiscal 2001 capital expenditures include leasehold improvements, paint line equipment, injection molding machines and secondary equipment, primarily employed in the Company's new exterior products facility located in Romulus, Michigan.

The Company believes its capital expenditures will be approximately $10 million in the fiscal year ended September 2002. However, the Company's capital expenditures may be greater or less than currently anticipated as the result of new business opportunities or economic instability.

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

ENVIRONMENTAL:

The Company was named as a defendant in a lawsuit in connection with a failed landfill in Byesville, Ohio. The lawsuit sought contribution from the Company as a potentially responsible party for allegedly generating waste that was disposed of at the landfill. During fiscal year 1999, the Company settled this matter for a nominal amount. The Company also received correspondence regarding a failed landfill site near Circleville, Ohio. The Company was identified as a potentially responsible party for alleged waste disposal at the Circleville landfill. The Company believes that based on the available information, its ultimate liability with respect to these issues will not materially exceed $50,000.

MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

In May 2000 the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates. The swap was based on a notional amount of $50 million. In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar was based on a notional amount of $50 million.

In June 2001 the Company cancelled the interest rate swap entered into in May 2000 in exchange for entering into a new swap agreement. The new swap is also based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of three-month LIBOR plus 5.30% through January 2007, except in circumstances described in the following paragraph. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by the bank counterparty in January 2004 and every six months thereafter. Upon cancellation the Company is required to pay to or receive from the bank counterparty the negative or positive value of the swap, respectively.

Also in June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a convertible interest rate collar through the bank counterparty. The collar is based on a notional amount of $50 million. Under the convertible collar, through January 2004, if three-month LIBOR falls below 3.5% the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a fixed interest rate of 10.75%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%.

As a result of the above instruments, the Company has converted $50 million of fixed rate borrowings (10.75%) to a variable rate of three-month LIBOR plus 5.3%, subject to a cap of 12.4% and a floor of 8.8%.

The Company paid an upfront premium of $200 and forgave an interest receivable payment related to the May 2000 interest rate swap agreement of approximately $300 due from the bank counterparty, to initiate the interest rate swap and collar changes in June 2001 described above.

FOREIGN CURRENCY RISK

QUANTITATIVE AND QUALITATIVE ANALYSIS

A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States and Canada and sells the products in those markets as well. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the Canadian dollar.

In Canada the Company operates in both the U.S. and the Canadian dollar, and is funded by a U.S. dollar loan from the parent Company. The Company's Canadian operation's functional currency is the U.S. dollar. The Company is exposed to exchange gains or losses on current assets and liabilities denominated in the Canadian dollar.

As of September 30, 2001, the Company's net assets subject to foreign currency translation risk is $2,231,000. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $223,000.

The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company no longer has exposure to fluctuations in the German mark as its ownership shares in LDM Germany were sold on September 30, 2001, as discussed above.

INTEREST RATE RISK

QUALITATIVE AND QUANTITATIVE ANALYSIS

The Company's variable interest expense is sensitive to changes in the general level of U.S. interest rates. Some of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure.



                                 2002       2003       2004        2005         2006     Thereafter     Total       FMV
                                 ----       ----       ----        ----         ----     ----------     -----       ---

Fixed rate (maturity)              -          -          -           -           -        $110,000    $110,000    $55,000
Fixed rate % (average)                                                                     10.75%      10.75%
Variable rate (maturity)        $8,735     $8,305     $8,324      $39,654       $615       $6,330      $71,963    $71,963
Variable rate % (future
rates)                           5.65 %     5.65%      5.65%       5.65%       5.65%        5.65%       5.65%

Item 8.      Financial Statements and Supplementary Data

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

    The names and ages of all executive officers and directors of the Company as of September 30, 2001 are as follows:

                                                                                                  HAS SERVED
                                                                                                  IN POSITION
     NAME                              AGE                        POSITION                           SINCE
   -------------------------           ---                        --------                           -----
   Joe Balous*..............            76         Chairman of the Board, Secretary and Director     1985
   Richard J. Nash*.........            57         Chief Executive Officer and Director              1985
   Robert C. Vamos*.........            55         President                                         1997
   Gary E. Borushko.........            56         Chief Financial Officer                           1987

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

* On November 6, 2001, Robert Vamos resigned as President of the Company.

  On November 27, 2001, Richard Nash resigned as Chief Executive Officer and simultaneously became co-Chairman with Joe Balous. Messrs. Nash and Balous will continue to take an active role in the day to day operations of the Company.

  On November 27, 2001, the Company elected Alan Johnson as its President and CEO. Mr. Johnson has a wealth of experience in the automotive industry. In 2000 and 2001 he served as Executive Vice President - Americas and Asia at Federal-Mogul Corporation and prior thereto in 1999 and 2000 served as President and Chief Operating Officer of Exide Corporation.

Item 11.     Executive Compensation

    The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 2001.

                           SUMMARY COMPENSATION TABLE

                                                                           OTHER ANNUAL         ALL OTHER
               NAME                    YEAR      SALARY       BONUS        COMPENSATION       COMPENSATION
---------------------------------      ----   ----------   ----------     --------------      -------------
Richard J. Nash                        2001   $1,779,166   $  250,000      $   30,645(4)      $    3,200(1)
Chief Executive Officer and Director   2000      956,711    1,679,880          61,963(4)           3,200(1)
                                       1999      850,000    1,000,000            --                5,000(1)

Joe Balous                             2001         --           --        $1,588,251(2)              --
Chairman of the Board and Secretary    2000         --           --        $1,800,310(2)              --
                                       1999         --           --         1,595,000(2)              --

Gary E. Borushko                       2001   $  260,427   $  220,000      $   25,000(4)              --
Chief Financial Officer                2000      250,010      185,000          25,000(4)              --
                                       1999      263,344      185,000            --                   --

Robert C. Vamos                        2001   $  312,500   $  170,000      $    7,327(4)      $    3,200(1)
President                              2000      300,000      135,000           6,042(4)           3,200(1)
                                       1999      298,077      135,000            --                5,000(1)

Vincent P. Buscemi                     2001   $  187,500   $  100,000      $  107,306(3)(4)          --
Group Vice President - Sales           2000   $  190,998   $   35,640      $   96,000(3)             --
                                       1999      190,550       35,640          96,000(3)             --


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

    During fiscal year 2001, the Company paid consulting fees of $1,588,231 to a management company owned by Joe Balous. The nature of the services performed by Mr. Balous are development of corporate policy and strategic planning, integration of recent acquisitions, and overseeing facilities construction and leasehold improvements.

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as a part of this report:

1.         Financial Statements

           The following consolidated financial statements of LDM Technologies, Inc. and subsidiaries are filed herewith.

           Consolidated Balance Sheets at September 30, 2001 and September 24, 2000.

           Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2001.

           Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 30, 2001.

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2001.

           Notes to Consolidated Financial Statements.

           All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                    EXHIBITS

               The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819). The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997. The exhibits marked with three asterisks below were filed as Exhibits to the Form 10-K of the Company dated December 27, 1999. These are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement, Form 10-K or Form 8-K Report.

EXHIBIT
 NUMBER           DESCRIPTION OF EXHIBITS

3.1 Articles of Incorporation of LDM Technologies, Inc. (the "Company"), as amended [3.1]*
3.2      By-laws of the Company [3.5]*
4.1 Indenture dated as of January 15, 1997 by and among the Company, LDM Holdings, LDM Partnership, LDM Canada and IBJ Schroder Bank & Trust Company, as Trustee [4.1]*
4.2 Form of 10 3/4% Senior Subordinated Note Due 2007, Series B [4.2]* 4.3 Form of Guarantee [4.3]*
10.2 Intellectual Property Security Agreement dated as of January 22, 1997 made by the Company in favor of BankAmerica, as Agent for Lenders [10.4]*
10.3 Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan corporation, and Kenco Plastics, Inc., a Kentucky corporation, and Narens Design & Engineering Co., a Michigan corporation, dated September 30, 1997 [1].**
10.4 Asset Purchase Agreement between LDM Technologies, Inc. (a Michigan corporation) and DBM Technologies, LLC (a Michigan limited liability company) dated December 31, 1998.***
10.5 Asset Purchase Agreement between GL Industries, Inc. (an Indiana corporation) and New GLI, Inc. (an Indiana corporation) dated April 15, 1999.***
11 Amended and Restated Loan and Security Agreement dated as of March 23, 2001 by and between the Company, as Borrower, and Bank of America N.A., as Agent for the Lenders
12 Amended and Restated Term Loan and Security Agreement dated as of March 23, 2001 by and between the Company, as Borrower, and Bank of America N.A., as Agent for the Lenders
13 Sale and Transfer Agreement of LDM Technologies GmbH by and between the Company, as Seller, and Robert Horvath, as Buyer, effective as of September 30, 2001
14 Terms of Employment for Alan C. Johnson as President and Chief Executive Officer of the Company, dated as of November 27, 2001
20       Statement of Ratio of Earnings to Fixed Charges
21       Subsidiaries and Affiliates of the Company

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant for the year ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-first day of December, 2001.

                                  LDM TECHNOLOGIES, INC.

                                  By:            /s/ Alan C. Johnson
                                                 --------------------------
                                                 Alan C. Johnson
                                                 (Chief Executive Officer)

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

/s/ Joe Balous                                               Director
---------------------------
Joe Balous

/s/ Richard J. Nash                                          Director
---------------------------
Richard J. Nash

Report of Independent Auditors

Board of Directors of LDM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 30, 2001 and September 24, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 30, 2001 and September 24, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.




Detroit, Michigan                                         /s/ ERNST & YOUNG LLP
December 7, 2001

                             LDM Technologies, Inc.

                           Consolidated Balance Sheets

                (in thousands, except share and per share data)

                                                                           SEPTEMBER 30,            SEPTEMBER 24,
                                                                               2001                     2000
                                                                         ------------------       ------------------
                      ASSETS
                      Current assets:
                       Cash                                                  $  2,320                $  4,640
                       Accounts receivable                                     48,819                  74,335
                       Inventories                                             16,681                  21,032
                       Mold costs                                              19,588                  12,981
                       Prepaid expenses                                         2,517                   2,501
                       Refundable income tax                                    1,683                   1,071
                       Deferred income taxes                                    2,612                   3,051
                                                                             --------                --------
                      Total current assets                                     94,220                 119,611

                      Net property, plant and equipment                       104,526                 106,605
                      Equity investments in affiliate                           6,050                   4,800
                      Note receivable from affiliate                                                    1,017
                      Goodwill, net of accumulated amortization of
                      $19,407 in 2001 and $14,777 in 2000                      50,639                  55,269
                      Debt issue costs, net of accumulated
                      amortization of $4,258 in 2001 and $3,916 in 2000         4,258                   4,360
                      Deposits for assets to be leased                                                  4,791
                      Deferred income taxes                                     1,715
                      Other                                                       904                     770
                                                                             --------                --------
                     Total assets                                            $262,312                $297,223
                                                                             ========                ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     Current liabilities:
                      Accounts payable                                       $ 53,153                $ 52,964
                      Accrued liabilities                                      21,587                  23,754
                      Accrued compensation                                      2,813                   7,469
                      Current maturities of long-term debt                      8,735                  11,543
                                                                             --------                --------
                     Total current liabilities                                 86,288                  95,730

                     Lines of credit and revolving debt                        18,181                  34,643
                     Long-term debt due after one year                        155,047                 148,460
                     Deferred income taxes                                                              4,450

                     Stockholders' equity:
                      Common stock ($.10 par value; 100,000 shares
                       authorized, 600 shares issued and outstanding)
                      Additional paid in capital                                   94                      94
                      Retained earnings                                         2,702                  12,112
                      Accumulated other comprehensive income                                            1,734
                                                                             --------                --------
                     Total stockholders' equity                                 2,796                  13,940
                                                                             --------                --------
                     Total liabilities and stockholders' equity              $262,312                $297,223
                                                                             ========                ========


See accompanying notes.






                                       F2

                             LDM Technologies, Inc.

                      Consolidated Statements of Operations

                                 (in thousands)

                                                                                YEARS ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 24,    SEPTEMBER 26,
                                                                  2001            2000              1999
                                                             --------------- ---------------- -----------------

                    Net sales                                  $    390,239    $    451,979     $    467,912

                    Cost of sales                                   331,981         365,567          378,928
                                                               ------------    ------------     ------------
                    Gross margin                                     58,258          86,412           88,984
                    Selling, general and administrative
                     expenses                                        56,115          62,302           63,401
                    Interest                                         17,642          19,955           21,067
                    Equity in losses of affiliates, net                 104             891            1,480
                    Gain on sale of LDM Germany                        (553)              -                -
                    International currency exchange
                          (gains) losses                               (368)          2,235            1,138
                    Other, net                                        1,634            (563)            (146)
                                                               ------------    -------------    -------------
                                                                     74,574          84,820           86,940
                                                               ------------    ------------     ------------
                    Income (loss) before income taxes               (16,316)          1,592            2,044
                    Provision (credit) for income taxes              (6,906)          2,005            2,805
                                                               -------------   ------------     ------------
                    Net loss                                   $     (9,410)   $       (413)    $       (761)
                                                               =============   =============    =============


See accompanying notes.




















                                       F3

                             LDM Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands except common shares and common stock)


                                                                                                    ACCUMULATED
                                                                  ADDITIONAL                           OTHER
                                     COMMON        COMMON          PAID-IN        RETAINED         COMPREHENSIVE
                                     SHARES        STOCK           CAPITAL        EARNINGS          INCOME (LOSS)      TOTAL
                                    --------     ---------        ----------     ----------        --------------    ---------
                                                 (IN DOLLARS)
Balance at September 27, 1998          600              60            94           13,286                (22)          13,358
Comprehensive Income:
    Net loss for 1999                                                                (761)                               (761)
    Currency translation adjustment                                                                      323              323
    Comprehensive loss                                                                                                   (438)
Balance at September 26, 1999          600              60            94           12,525                301           12,920
Comprehensive Income:
    Net loss for 2000                                                                (413)                               (413)
    Currency translation adjustment                                                                    1,433            1,433
    Comprehensive income                                                                                                1,020
Balance at September 24, 2000          600              60            94           12,112              1,734           13,940
Comprehensive Income:
    Net loss for 2001                                                              (9,410)                             (9,410)
    Currency translation adjustment                                                                     (591)            (591)
    sale of LDM Germany                                                                               (1,143)          (1,143)
    Comprehensive loss                                                                                                (11,144)
Balance at September 30, 2001          600          $   60        $   94         $  2,702            $     -         $  2,796





























                                       F4

                             LDM Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)


                                                                                          YEARS ENDED
                                                                      SEPTEMBER 30,       SEPTEMBER 24,    SEPTEMBER 26,
                                                                           2001              2000              1999
                                                                     ------------------------------------------------------
         OPERATING ACTIVITIES
         Net loss                                                      $     (9,410)     $       (413)     $       (761)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
             Depreciation and amortization                                   24,589            23,653            22,025
             International currency exchange (gains) losses                    (368)            2,235             1,138
             Equity in losses of affiliates, net                                104               891             1,480
             Gain on sale of LDM Germany                                       (553)
             (Gain) loss on sale of property and equipment                       73               239              (155)
             Deferred income taxes                                           (5,726)            2,138               955
             Other                                                                -                 -             2,766
             Changes in assets and liabilities, net of the effect of
               1999 divestitures:
                 Accounts and notes receivable                               23,749             5,099           (10,739)
                 Inventory and mold costs                                    (5,699)             (524)            8,052
                 Prepaid expenses                                              (171)             (616)             (508)
                 Accounts payable and accrued liabilities                       620            (1,031)            3,356
                 Income taxes payable/refundable                               (612)              314              (998)
                                                                       -------------     ------------      -------------
         Net cash provided by operating activities                           26,596            31,985            26,611

         INVESTING ACTIVITIES
         Additions to property, plant and equipment                         (20,512)          (14,580)          (22,003)
         Deposits for assets to be leased                                     4,791            (4,791)
         Proceeds from disposal of property and equipment                       475             8,270             1,010
         Sale of Kenco business net of $98 equity contribution                                                    6,935
         Net disbursement to unconsolidated affiliate                                          (1,924)           (1,465)
                                                                     --------------    ---------------   ---------------
         Net cash used for investing activities                             (15,246)          (13,025)          (15,523)

         FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt (net of debt
         issuance costs of  $987 in 2001, $181 in 2000,
           and $272 in 1999)                                                  9,013              (181)            7,228
         Payments on notes payable and long-term debt                        (6,221)          (19,823)          (12,979)
         Net proceeds  (repayments) from borrowings on line
           of credit                                                        (16,462)            1,367            (4,337)
                                                                     ---------------   --------------      -------------
         Net cash used in  financing activities                             (13,670)          (18,637)          (10,088)
                                                                       -------------     -------------     -------------
         Net increase (decrease) in cash                                     (2,320)              323             1,000
         Cash at beginning of year                                            4,640             4,317             3,317
                                                                       ------------      ------------      ------------
         Cash at end of year                                           $      2,320      $      4,640      $      4,317
                                                                       ============      ============      ============


See accompanying notes.










                                       F5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holdings Canada, Inc., LDM Technologies Company ("LDM Canada"), LDM Technologies, GmbH ("LDM Germany"), LDM Holdings Mexico, Inc., LDM Technologies, S.de R.L. ("LDM Mexico") and G.L. Industries of Indiana, Inc. and successor company ("Como"). All subsidiaries are wholly owned with the exception of Como (75% owned through April 14, 1999, 36.75% owned thereafter), and LDM Mexico (99% owned). As of September 24, 2000, the Company, LDM Canada and LDM Germany were the only subsidiaries which were still in operation. As of September 30, 2001, the Company sold its shares in LDM Germany. As a result, for the year ended September 30, 2001, LDM Germany is consolidated in the Statements of Operations and Cash flows, but not the Balance Sheet.

Sunningdale Plastic Industries Pte. Ltd ("Sunningdale") is a Singapore based injection molder of which the Company owned 30% through fiscal year 1999. In fiscal year 2000 Sunningdale received equity contributions from a new owner which reduced the Company's ownership to 22%. DBM Technologies, LLC ("DBM") is a minority owned blowmolding concern formed December 31, 1998, of which the Company owns 49%. Como, Sunningdale and DBM are accounted for under the equity method.

All intercompany accounts and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

The Company's domestic automotive operations are conducted through divisions and, in Canada through LDM Canada. Such operations principally consist of manufacturing of molded plastic interior and exterior trim, under-the-hood, and powertrain components for sale principally to several North American automobile manufacturers and their suppliers.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last Sunday in September. The fiscal year ended September 30, 2001 included 53 weeks. The fiscal years ended September 24, 2000 and September 26, 1999 included 52 weeks.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PENDING ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.


                                       F6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

The Company can apply the new rules on accounting for goodwill and other intangible assets beginning in either the first quarter of fiscal 2002 or fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in pretax income of $4.6 million per year. The Company will perform the first of the impairment tests of goodwill and indefinite lived intangible assets in the year of adoption and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

FOREIGN CURRENCY TRANSLATION

As a result of a U.S. dollar based financing and the volume of U.S. dollar denominated sales and operating costs, the Company determined that the functional currency of LDM Canada should be the U.S. dollar. Accordingly, long lived assets and inter company debt has been translated at the historical rate and exchange differences arising on translation have been included in 2001, 2000, and 1999 operations. Accumulated other comprehensive income consisted of translation adjustments for LDM Germany (for which the local currency was the functional currency).

RESEARCH AND DEVELOPMENT COSTS

The Company and its subsidiaries expense research and development costs as incurred. Such amounts were $1,319, $526 and $338 for 2001, 2000 and 1999, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a roll-forward of the Company's allowance for doubtful accounts:

                                                                         2001            2000          1999
                                                                         ----            ----          ----
                           Allowance for doubtful accounts                   $1,210        $2,998          $772
                           beginning
                           Provision for bad debts                                            250         2,268
                           Uncollectible accounts written off                 (636)       (2,038)          (42)
                                                                    -------------------------------------------
                           Allowance for doubtful accounts ending              $574        $1,210        $2,998
                                                                    ===========================================


INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 30, 2001 and September 24, 2000 consist of the following:

                                                                       2001         2000
                                                                       ----         ----
                                       Raw materials and supplies  $     9,163  $     12,107
                                       Work-in-process                   1,633         1,745
                                       Finished goods                    5,885         7,180
                                                                   -----------  ------------
                                       Total                       $    16,681  $     21,032
                                                                   =========================

PREPRODUCTION COSTS

Preproduction design and development costs are expensed as incurred except in circumstances when contractual reimbursement arrangements exist.

REVENUE RECOGNITION

The Company and its consolidated subsidiaries recognize revenue when legal title transfers to the customer, generally when goods are shipped to the customer. Shipping and handling costs are included in cost of sales.



                                       F7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

As a result of the issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), along with related interpretations and pronouncements by the SEC and other accounting standards setting bodies, the Company evaluated the effects on its revenue recognition policies, particularly those related to customer reimbursable tooling. As a result, customer reimbursements for tooling for all periods presented have been reclassified from net sales to a reduction of cost of sales. There was no impact to net earnings or equity resulting from this reclassification.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is determined principally using the straight-line method based upon the following estimated useful lives:


                                                          ESTIMATED USEFUL
                                                            LIFE (YEARS)
                                         --------------------------------------------------
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

IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL

Impairment losses are recorded on long-lived assets used in operations when indicators (i.e. recurring operating losses, negative cash flows, etc.) of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Impairment losses are determined based on fair value or discounted cash flows.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Smith Barney currently makes a market for the Notes. As of September 30, 2001, the average of the bid and asking price was 50.0 giving a fair market value of $55.0 million below stated value ($110 million). The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

In May 2000 the Company entered into an interest rate swap agreement to manage its exposure to fluctuations in interest rates. The swap was based on a notional amount of $50 million. In November 2000 the Company entered into an interest rate collar agreement with the bank counterparty. The collar was based on a notional amount of $50 million.



                                       F8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

In June 2001 the Company cancelled the interest rate swap entered into in May 2000 in exchange for entering into a new swap agreement. The new swap is also based on a notional amount of $50 million. The Company pays to the bank counterparty based on a rate of three-month LIBOR plus 5.30% through January 2007, except in circumstances described in the following paragraph. The Company receives from the bank counterparty based on a rate of 10.75%. The swap is cancelable by the bank counterparty in January 2004 and every six months thereafter. Upon cancellation the Company is required to pay to or receive from the bank counterparty the negative or positive value of the swap, respectively.

In June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a convertible interest rate collar through the bank counterparty. The collar is based on a notional amount of $50 million. Under the convertible collar, through January 2004, if three-month LIBOR falls below 3.5% the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a fixed interest rate of 10.75%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%.

As a result of the above instruments, the Company has converted $50 million of fixed rate borrowings (10.75%) to a variable rate of three-month LIBOR plus 5.3%, subject to a cap of 12.4% and a floor of 8.8%.

The Company paid an upfront premium of $200 and forgave an interest receivable payment related to the May 2000 interest rate swap agreement of approximately $300 due from the bank counterparty to initiate the interest rate swap and collar changes in June 2001 described above.

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 25, 2000. The effect upon adoption was not material. Under FAS 133, fair values of the swap and the collar are reported on the balance sheet with changes in fair value reported in the statement of operations. Accordingly, the Company has reflected the fair value of these derivatives as a liability of $1,534 which is included as a component of accrued liabilities. The change in fair value for the year ended September 30, 2001, plus the cost to initiate the changes described above resulted in an expense of $2,045, which has been included as a component of other income (expense), net.

2.  ACQUISITIONS, JOINT VENTURE AND DIVESTITURE

On September 30, 2001, the Company sold its German subsidiary. Proceeds from the sale were immaterial. As a result of the sale, the Company recognized a gain of $553. Net sales and net loss for fiscal year 2001 were $19.7 million and $2.3 million, respectively.

Effective as of December 31, 1998, the Company entered into a joint venture (DBM joint venture) that is 49% owned by the Company and 51% owned by an independent third party. The net current assets were sold to DBM at an amount equal to their net book value. The sales price of the net current assets approximated $8.8 million.

On December 8, 1999, the Company sold certain machinery and equipment, which had been previous leased by DBM, to DBM for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from DBM. As part of the transaction DBM refinanced its line of credit which released the Company from a $1 million guarantee to the previous senior lender.

DBM's new senior lender required the Company to subordinate all amounts due from DBM at the time of refinancing. As a result, the previous subordinated note payable was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments over five years. As of September 30, 2001, no such amounts have been paid.

                                       F9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

As a result of the relatively small amount of equity contributed to DBM by the independent third party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company recorded 100% of the joint venture losses as equity losses up to its investment and subordinated loan amounts. Such losses recognized by the Company were $1,341, $3,600 and $2,413 for 2001, 2000 and 1999, respectively and have been reflected in the consolidated financial statements as a component of Equity in losses of affiliates, net. As of September 30, 2001 the Company has written off all investments in and receivables from DBM through equity losses.

On April 15, 1999, the Company reduced its ownership in Como from 75% to 36.75% through a series of transactions involving a new investor. The Company concurrently wrote off all amounts due from and investments in Como. Como's net sales and net income for the six month period ended March 28, 1999 were $8.6 million and $0.1 million, respectively.

3.  SEGMENT AND GEOGRAPHICAL DATA

The Company had operated in two industries; automotive components and consumer products. The Company's automotive components operations include the design and manufacture of plastic injection molded and blow molded products for certain original equipment manufacturers of cars, minivans and sport utility vehicles. The Company's automotive products include exterior and interior trim, under-the-hood components, and powertrain components. The Company had one consumer products plant which manufactures plastic molded products for the consumer appliance, office products and commercial furniture markets. The Company sold all but 36.75% of its stake in its consumer products plant effective April 15, 1999. The Company also contributed substantially all of the business and net current assets of its blow molded operations to a joint venture, which is still 49% owned by the Company, effective December 31, 1998.

For the purpose of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is presented as one segment, automotive components.

The following provides a summary of selected financial information by geographic area:

                                         SEPTEMBER 30, 2001
                           ---------------------------------------------
                                           Long-Lived
                           Revenues (a)      Assets           Net loss
                           ---------------------------------------------
  United States            $    312,925  $     91,819     $     (2,359)
  LDM Canada                     57,590        12,707           (4,779)
  LDM Germany                    19,724                         (2,272)
                           ---------------------------------------------
  Consolidated total       $    390,239  $    104,526     $     (9,410)
                           =============================================


                                         SEPTEMBER 24, 2000
                           ---------------------------------------------
                                           Long-Lived       Net Income
                           Revenues (a)      Assets           (loss)
                           ---------------------------------------------
  United States            $    363,137  $     90,201     $      3,756
  LDM Canada                     61,580        13,356              654
  LDM Germany                    27,262         3,048           (4,823)
                           ---------------------------------------------
  Consolidated total       $    451,979  $    106,605     $       (413)
                           =============================================




                                       F10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

                                         SEPTEMBER 26, 1999
                           -----------------------------------------------
                                           Long-Lived       Net Income
                           Revenues (a)      Assets           (loss)
                           -----------------------------------------------
  United States            $    367,301  $    102,017     $      3,489
  LDM Canada                     59,677        14,650            1,166
  LDM Germany                    40,934         4,449           (5,416)
                           -----------------------------------------------
  Consolidated total       $    467,912  $    121,116     $       (761)
                           ===============================================


(a) Revenues are attributed to countries based on point of manufacturing.

During the years ended September 2001, 2000, and 1999, approximately 98% of consolidated sales were to customers in the automotive industry. Following is a summary of customers that accounted for more than 10% of consolidated net sales as of each fiscal year end:

                                                           2001               2000               1999
                                                     ------------------ ------------------ -----------------
                         Ford Motor Company/Visteon    $    165,730        $   204,589       $    161,429
                         General Motors Corporation         135,504            135,837            133,987


4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        2001             2000              1999
                                                   -------------    -------------     ------------
         Interest paid                             $     17,625     $     20,134      $     20,744
         Income taxes paid (refunded)              $       (667)    $       (372)     $      2,945
         Interest capitalized                      $        737     $        351      $        706

5.  PROPERTY, PLANT AND EQUIPMENT

At September 30, 2001 and September 24, 2000, property, plant and equipment consists of the following:

                                                                          2001              2000
                                                                     -------------     -------------
                                  Land, buildings and improvements    $     46,222      $     44,080
                                  Machinery and equipment                  133,563           129,877
                                  Transportation equipment                   2,377             2,437
                                  Furniture and fixtures                     6,236             8,238
                                  Construction in process                   11,717             2,210
                                                                     -------------     -------------
                                  Total, at cost                           200,115           186,843
                                  Less accumulated depreciation            (95,589)          (80,238)
                                                                     -------------     -------------
                                  Net property, plant and equipment   $    104,526      $    106,605
                                                                     =============     =============


6.  LINES OF CREDIT AND REVOLVING DEBT

On January 22, 1997, the Company entered into a five-year Senior Credit Facility. The Senior Credit Facility provides for available advances equal to
(i) 85% of eligible accounts receivable, plus (ii) the lesser of $12,000 or 60% of eligible inventory, up to a maximum availability of $63,000. The Senior Credit Facility provides for the issuance of commercial and stand-by letters of credit up to a portion of the $63,000 availability. The Senior Credit Facility bears interest at rates based upon a prime or LIBOR rate, in each case plus an applicable basis point spread; and provides that the Company will pay an issuance fee with respect to letters of credit based on a percentage of the full amount of such letters of credit, and an unused line fee equal to a percentage of the unused portion of the Senior Credit Facility. The Senior Credit Facility contains customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.


                                       F11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

On March 23, 2001, the Company amended and restated its Senior Credit Facility and Term Loan Facility. As part of the transaction, approximately $10 million of additional Term Loan financing was acquired. Proceeds from the Term Loan financing were used to pay down amounts outstanding on its Senior Credit Facility. The amended and restated Senior Credit Facility will expire on January 21, 2005. Collateral, guarantors, lending formula, letters of credit, interest rates and covenants related to the amended and restated Senior Credit Facility are consistent with those of the original Senior Credit Facility discussed above.

The Company had borrowings outstanding under the Senior Credit Facility at September 30, 2001 and September 24, 2000 of $18,181 and $34,643, respectively. Borrowings available under the Senior Credit Facility were $12,500 and $16,000 at September 30, 2001 and September 24, 2000, respectively. At September 30, 2001, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holding Canada, Inc. and LDM Technologies Company).

The weighted average interest rate on all short-term borrowings as of September 30, 2001 and September 24, 2000 was 5.65% and 8.52%, respectively.

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

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. At September 30, 2001 the Notes are guaranteed by certain subsidiaries of the Company, namely LDM Holding Canada, Inc. and LDM Technologies Company, but not by LDM Mexico. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in Note 13.

The Notes rank subordinate in right of payment to all existing and future Senior Debt.

The Company has a letter of credit that secures its $8,800 Multi-Option Adjustable Rate Notes with an aggregate principal amount of $7,500 at September 30, 2001. The Company also issued a letter of credit on acquisition of Molmec to back Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $2,040 at September 30, 2001.

On February 6, 1998, the Company entered into an additional term and capital expenditure line of credit (Term Loan Facility). The term line of credit is not to exceed the lesser of (i) $66,000, or (ii) the sum of (A) one hundred percent (100%) of the appraised orderly liquidation value of Equipment of the Company's operations in the United States and Canada; plus (B) eighty percent (80%) of the fair market value of all owned Real Estate of the Company's operations in the United States and Canada. The capital expenditure line of credit is not to exceed the lesser of (i) $10,000, or (ii) eighty percent (80%) of actual invoiced cost of the equipment. These obligations, totaling a maximum availability of $76,000 at September 24, 2000, are subject to interest at a Base or LIBOR Rate plus a variable margin as set forth in the loan agreement. These loans are also subject to fees equal to .375% per annum on an average daily unused facility for the immediate preceding month. The loans are repayable in monthly installments of $887 in addition to an annual payment due the first day of the fourth month after the end of each fiscal year of 50% of any excess cash flow (as defined in the loan agreement) for such fiscal year. The lines of credit contain customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.



                                       F12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


On March 23, 2001, the Company amended and restated its Term Loan Facility. The initial balance of the amended and restated Term Loan Facility was $44,242. The loan is repayable in monthly installments of $649, commencing October 1, 2001, in addition to an annual payment due the first day of the fourth month after the end of each fiscal year of 50% of any excess cash flow (as defined in the loan agreement) for such fiscal year. The amended and restated Term Loan Facility will expire on January 21, 2005. Collateral, guarantors, lending formula, interest rates and covenants related to the amended and restated Term Loan Facility are consistent with those of the original Term Loan Facility.

The Company had borrowings outstanding under the Term Loan Facility of $44,242 and $39,563 at September 30, 2001 and September 24, 2000, respectively.

Long-term debt at September 30, 2001 and September 24, 2000 consists of the following:

                                                                                       2001             2000
                             Senior Subordinated Notes due 2007.                  $     110,000    $     110,000

                            Term Loan Facility, principal payable in
                               monthly installments of $649, commencing
                               October 1, 2001, plus interest at Base or
                               LIBOR plus margin (6.05% at September 30,
                               2001).  Balance repayable January 2005.                   44,242           39,563

                              Multi-Option Adjustable Rate Notes, principal
                               payable in various annual installments ranging
                               from $320 to $780 through April 1, 2015, plus
                               interest payable monthly at the higher of the
                               30 day commercial paper rate or 90 day
                               commercial paper rate (3.54% at
                               September 30, 2001).  Borrowings are
                               collateralized by the corporate headquarters
                               facility which has a carrying value of
                               approximately $15,000 at September 30, 2001                7,500            7,800

                             Variable Rate Demand Limited Obligation Revenue
                              Bonds, principal payable in various annual
                              installments through December 1, 2009,
                              ranging from $630 to $160, plus variable interest
                              (subject to a maximum of 12%), payable
                              semi-annually (2.5% at September 30, 2001),
                              collateralized by a letter of credit.                       2,040            2,640
                                                                                  --------------   --------------
                             Total                                                $     163,782    $     160,003

                             Current maturities of long-term debt                        (8,735)         (11,543)
                                                                                  --------------   --------------
                             Long-term debt due after one year                    $     155,047    $     148,460
                                                                                  ==============   ==============


LDM Technologies, Inc. has the option to convert the interest rate on the Multi-Option Adjustable Rate Notes to the Six Month, One Year, Three Year, Five Year, Seven Year, or the Fixed Interest Rates Modes.

Annual maturities of long-term debt are as follows:

                                 FISCAL YEAR
                                       2002              $8,735
                                       2003               8,305
                                       2004               8,324
                                       2005              21,473
                                       2006                 615
                                  Thereafter            116,330
                                                  -------------
                                       Total       $    163,782
                                                  =============


                                       F13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


8.       RELATED PARTY TRANSACTIONS

The Company has a consulting arrangement with a company owned by one of its shareholders in which payments are made for consulting services rendered. Amounts paid for these services are included in selling, general and administrative expenses and were $1,588, $1,800, and $1,595 for the fiscal years ended September 30, 2001, September 24, 2000, and September 26,1999, respectively.

See discussion regarding stock redemption agreement in footnote 11.

9.  INCOME TAXES

The Company's provision for income taxes for the years ended September 30, 2001, September 24, 2000, and September 26, 1999 is comprised of the following:

                                                                2001         2000         1999
                                 Domestic:
                                 Federal:
                                 Current                     $      (976) $       (45) $     1,594
                                 Deferred                         (4,125)       1,633          325
                                                             ------------ -----------  -----------
                                                                  (5,101)       1,588        1,919
                                 State and local:
                                 Current                            (305)         (88)         213
                                 Deferred                           (485)         360          100
                                                             ------------ -----------  -----------
                                                                    (790)         272          313
                                 Foreign:
                                 Current                             101                        43
                                 Deferred                         (1,116)         145          530
                                                             ------------ -----------  -----------
                                                                  (1,015)         145          573
                                                             ------------ -----------  -----------
                                 Total income tax provision  $    (6,906) $     2,005  $     2,805
                                                             ============ ===========  ===========


Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 30, 2001 and September 24, 2000 deferred tax assets and liabilities are comprised of the following:

                                                                               2001           2000
                                                                           -----------------------
                                  Deferred tax assets:
                                   Investment in affiliates
                                   Loss carryovers                           $ 6,657       $    408
                                   Capital loss carryovers                       260            198
                                   Goodwill                                    2,630          2,869
                                   Accounts receivable                           407            519
                                   Inventory                                     914          1,063
                                   Other accrued liabilities                     660            139
                                   Employee benefits                             895          1,186
                                                                           ------------------------
                                 Total deferred tax assets                    12,423          6,382
                                 Less valuation allowances                      (978)          (344)
                                                                           ------------------------
                                 Total net deferred tax asset                 11,445          6,038

                                 Deferred tax liabilities:
                                   Investment in affiliates                      173
                                   Other accrued liabilities                                    283
                                   Property, plant and equipment               6,945          7,154
                                                                           ------------------------
                                 Total deferred tax liabilities                7,118          7,437
                                                                           ------------------------
                                 Net deferred tax asset (liability)          $ 4,327       $ (1,399)
                                                                           ========================






                                       F14

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:

                                                                              YEAR ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 24,     SEPTEMBER 26,
                                                               2001              2000              1999
                                                         ----------------  ----------------  ----------------
                     Tax at federal statutory rate
                      of 34%                                $   (5,560)       $      540        $      695
                     State and local taxes, net of
                      federal tax  effect                         (201)              179               207
                     Nondeductible expenses                        765             1,130             1,242
                     Differences related to sale of
                      LDM Germany                                 (859)
                     Foreign taxes                              (1,649)              154               821
                     Deferred tax valuation allowance              634                                 385
                     Other, net                                    (36)                2              (231)
                                                            -----------       ----------        -----------
                     Provision for income taxes             $   (6,906)       $    2,005        $    2,805
                                                            ===========       ==========        ==========



For Canadian income tax purposes, approximately $5,128 of net operating losses are available at September 30, 2001 for carryover against taxable income in future years. These carryovers expire at various dates through 2008. A valuation allowance of $634 was provided in 2001 related to the Canadian net deferred tax asset.

For U.S. Federal income tax purposes, approximately $14,755 of net operating losses are available at September 30, 2001 for carryover against taxable income in future years. These carryovers expire in fiscal year 2021. Legislation is currently being considered which could allow all or a portion of such carryovers to be carried back against taxable income in prior years.

10.  RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. Contributions by the Company, which are different for each individual plan, are based on matching 50% of employees' contributions, up to a maximum range of 3-4 % of earnings or five hundred to one thousand dollars. Costs under the plans amounted to $368, $863, and $912, in 2001, 2000, and 1999, respectively. The Company suspended its 50% match of employee contribution in 2001 to mitigate the effects of a softening automotive market.
























                                       F15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


11.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases certain of its facilities, furniture and fixtures, and equipment. Rental expense, including short-term cancelable leases, approximated $11,653, $6,639 and $8,310 for the years ended September 30, 2001, September 24, 2000 and September 26, 1999, respectively. Future commitments under noncancelable operating leases are as follows:


                                FISCAL YEAR
                                -----------
                                    2002               $11,504
                                    2003                10,186
                                    2004                12,970
                                    2005                 4,523
                                    2006                 6,430
                              Thereafter                 1,777
                                                   ------------
                                   Total           $    47,389
                                                   ============

STOCK REDEMPTION AGREEMENT

The Company and its two shareholders are party to a binding stock redemption agreement. Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $50,000. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

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

The Agreement may be terminated by mutual agreement of all parties.

 CONTINGENCIES

 Environmental Matters

The Company previously received correspondence regarding curing two separate failed landfill sites. In each case, the Company was identified as a potentially responsible party for its alleged waste disposal at such landfills. In the first case, a lawsuit was brought against the Company for which the USEPA subsequently agreed to provide contribution protection on payment of a nominal fee. In the second case, the Company has no reason to believe that any liability associated with the particular landfill will materially exceed the recorded liability of $50; however, the ultimate outcome of such matters cannot be predicted with certainty.

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

                                       F16

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

12.  UNCONSOLIDATED AFFILIATES

The Company has a less than fifty percent equity interest in DBM of which the Company owns 49%, and Sunningdale of which the Company owns 22% as of September 30, 2001. These significant investments are accounted for under the equity method. Equity earnings/loss are reported as equity on losses of affiliates, net on the operating statement, and as equity investments in affiliates on the balance sheet. Financial information on the Company's significant equity method investments, Sunningdale and DBM, is as follows:

                                                                     2001
                                                       Sunningdale              DBM
                                                   -----------------------------------------
Current assets                                         $        33,540      $         19,342
Noncurrent assets                                               15,385                 9,358
Current liabilities                                             15,942                27,426
Noncurrent liabilities                                           5,800                11,282
Minority interest                                                  199

Net sales                                                       43,901                63,366
Income (loss) from continuing operations                         8,695                58,806
Net income (loss)                                                5,701               (4,333)
Percent of income/loss recognized                                  22%                100%**
Amount included in Equity in losses of
affiliates, net                                        $         1,254      $        (1,358)


** limited to investments in and receivables from DBM.

                                                                     2000
                                                       Sunningdale              DBM
                                                   -----------------------------------------
Current assets                                         $        29,835      $         12,931
Noncurrent assets                                               14,651                10,242
Current liabilities                                             19,272                15,553
Noncurrent liabilities                                           3,264                13,261
Minority interest                                                  430

Net sales                                                       54,448                53,197
Income (loss) from continuing operations                        14,261               (1,606)
Net income (loss)                                               12,314               (3,600)
Percent of income/loss recognized                                  22%                  100%
Amount included in Equity in losses of                 $         2,709      $        (3,600)
affiliates, net


As of September 30, 2001, the cumulative amount of the equity earnings recognized in operations and included in retained earnings was $5,313 for Sunningdale and ($7,367) for DBM.

No other equity method investment was significant for 1999, 2000 or 2001.

13.  SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies as described above. The non-guarantor subsidiaries are Como and LDM Germany. Upon the divestiture of Como as discussed in Note 2, effective April 15, 1999, the only non-guarantor subsidiary remaining in the consolidated financial statements was LDM Germany. Effective September 30, 2001 as discussed in note 2, the Company sold its ownership shares in LDM Germany. As of September 30, 2001 there are no non-guarantor subsidiaries remaining.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and combined Como and LDM Germany (the "non-guarantor subsidiaries") is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.
                                       F17

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2001



                                                LDM                              Consolidating
                                        Technologies, Inc.       LDM Canada         Entries         Consolidated
ASSETS
Current assets:
  Cash                                    $            23     $        2,297                       $     2,320
  Accounts receivable                              41,426              7,393                            48,819
  Inventories                                      13,779              2,902                            16,681
  Mold costs                                       19,221                367                            19,588
  Prepaid expenses                                  2,462                 55                             2,517
  Refundable income taxes                           1,683                                                1,683
  Deferred income taxes                             2,565                 47                             2,612
                                          -----------------   ---------------   ----------------   --------------
Total current assets                               81,159             13,061                            94,220

Net property, plant and equipment                  91,819             12,707                           104,526
Investment in subsidiaries and
affiliates                                         10,102                       $        (4,052)         6,050
Note receivable affiliates                         10,685                               (10,685)
Goodwill                                           50,639                                               50,639
Debt issue costs                                    4,258                                                4,258
Deferred income taxes                               1,715                                                1,715
Other                                                 904                                                  904
                                          -----------------   ---------------   ----------------   --------------
                                          $       251,281     $       25,768    $       (14,737)   $   262,312
                                          =================   ===============   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $        44,678     $        9,028    $          (553)   $    53,153
  Accrued liabilities                              20,268              1,319                            21,587
  Accrued compensation                              1,576              1,237                             2,813
  Current maturities of long-term debt              8,735                                                8,735
                                          -----------------   ---------------   ----------------   --------------
Total current liabilities                          75,257             11,584               (553)        86,288

Lines of credit and revolving debt                 18,181                                               18,181
Long-term debt due after one year                 155,047             10,131            (10,131)       155,047

Stockholders' equity:
  Common stock                                                         5,850             (5,850)
  Additional paid-in capital                           94                                                   94
  Retained earnings                                 2,702             (1,797)             1,797          2,702
                                          -----------------   ---------------   ----------------   --------------
Total stockholders' equity                          2,796              4,053             (4,053)         2,796
                                          -----------------   ---------------   ----------------   --------------

Total liabilities and stockholders'
equity                                    $       251,281     $       25,768    $       (14,737)   $   262,312
                                          =================   ===============   ================   ==============













                                       F18

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 24, 2000



                                                LDM                                                 Consolidating
                                          Technologies, Inc.       LDM Canada        LDM Germany       Entries        Consolidated

ASSETS
Current assets:
  Cash                                       $         29     $        2,622    $         1,989                       $     4,640
  Accounts receivable                              64,138              7,900              2,297                            74,335
  Inventories                                      15,841              3,457              1,734                            21,032
  Mold costs                                        6,750              6,303                (72)                           12,981
  Prepaid expenses                                  2,311                247                (57)                            2,501
  Refundable income taxes                           1,071                                                                   1,071
  Deferred income taxes                             3,051                                                                   3,051
                                             --------------   ---------------   ----------------   ----------------   --------------
Total current assets                               93,191             20,529              5,891                           119,611

Net property, plant and equipment                  90,201             13,356              3,048                           106,605
Investment in subsidiaries and                     13,631                                          $        (8,831)         4,800
affiliates
Note receivable affiliates                         14,558                                                  (13,541)         1,017
Goodwill                                           55,269                                                                  55,269
Debt issue costs                                    4,360                                                                   4,360
Other                                               5,561                                                                   5,561
                                             --------------   ---------------   ----------------   ----------------   --------------
                                             $    276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                             ==============   ===============   ================   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $     41,647     $        9,436    $         3,260    $        (1,379)   $    52,964
  Accrued liabilities                              18,925              3,679              1,150                            23,754
  Accrued compensation                              5,988                337              1,144                             7,469
  Current maturities of long-term debt             11,543                                                                  11,543
                                             --------------   ---------------   ----------------   ----------------   --------------
Total current liabilities                          78,103             13,452              5,554             (1,379)        95,730

Lines of credit and revolving debt                 34,643                                                                  34,643
Long-term debt due after one year                 148,460             10,532             11,647            (22,179)       148,460
Deferred income taxes                               3,381              1,069                                                4,450

Stockholders' equity:
  Common stock                                                         5,850              2,943             (8,793)
  Additional paid-in capital                           94                                                                      94
  Retained earnings                                12,112              2,982            (12,961)             9,979         12,112
  Accumulated other comprehensive income
  (loss)                                              (22)                                1,756                             1,734
                                             --------------   ---------------   ----------------   ----------------   --------------

Total stockholders' equity                         12,184              8,832             (8,262)             1,186         13,940
                                             --------------   ---------------   ----------------   ----------------   --------------

Total liabilities and stockholders' equity   $    276,771     $       33,885    $         8,939    $       (22,372)   $   297,223
                                             ==============   ===============   ================   ================   ==============













                                       F19

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001




                                        UNCONSOLIDATED
                            ---------------------------------------


                                LDM
                            TECHNOLOGIES,        LDM        LDM        CONSOLIDATING      CONSOLIDATED
                                INC.           CANADA      GERMANY        ENTRIES
                            -------------    ---------    ---------    -------------      ------------

Net sales                    $ 312,925       $  57,590    $  19,724                          $ 390,239

Cost of sales                  250,250          60,595       21,136                            331,981
                            -------------    ---------    ---------    -------------      ------------

Gross margin                    62,675          (3,005)      (1,412)                            58,258

Selling, general and
administrative expenses         53,121           1,177        1,817                             56,115
Interest                        17,524           1,177                 $  (1,059)               17,642
Equity in losses of
subsidiaries and
affiliates net                   6,602                                    (6,498)                  104
International currency
  exchange (gains) losses                          497         (865)                              (368)

Gain on sale of LDM
    Germany                       (553)                                                           (553)
Other, net                         729             (62)         (92)       1,059                 1,634
                            -------------    ---------    ---------    -------------      ------------
                                77,423           2,789          860       (6,498)               74,574
                            -------------    ---------    ---------    -------------      ------------
Loss from continuing
operations before
   income taxes                (14,748)         (5,794)      (2,272)       6,498               (16,316)
Provision for income
taxes                           (5,891)         (1,015)                                         (6,906)
                            -------------    ---------    ---------    -------------      ------------
Net loss                     $  (8,857)      $  (4,779)   $  (2,272)   $   6,498             $  (9,410)
                            =============    =========    =========    =============      ============
























                                       F20

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 24, 2000

                                 UNCONSOLIDATED

                                LDM
                           TECHNOLOGIES,          LDM          LDM GERMANY         CONSOLIDATING         CONSOLIDATED
                               INC.             CANADA                                ENTRIES
                         ------------------    ----------    ----------------    ------------------    -----------------
Net sales                   $      363,137     $  61,580             $27,262             $                     $451,979

Cost of sales                      280,221        58,094              27,252                                    365,567
                         ------------------    ----------    ----------------    ------------------    -----------------

Gross margin                        82,916         3,486                  10                                     86,412

Selling, general and
administrative expenses             58,743         1,700               1,859                                     62,302
Interest                            19,864         1,193                 706                (1,808)              19,955
Equity in losses of
subsidiaries and
affiliates net                       5,060                                                  (4,169)                 891
International currency
  exchange losses (gains)                            (33)              2,268                                      2,235
Other, net                          (2,198)         (173)                                    1,808                 (563)
                         ------------------    ----------    ----------------    ------------------    -----------------
                                    81,469         2,687               4,833                (4,169)              84,820
                         ------------------    ----------    ----------------    ------------------    -----------------
Income (loss) from
continuing operations
  before income taxes                1,447           799              (4,823)                4,169                1,592
Provision for income
taxes                                1,860           145                                                          2,005
                         ------------------    ----------    ----------------    ------------------    -----------------
Net income (loss)           $         (413)     $    654      $       (4,823)             $  4,169             $   (413)
                         ==================    ==========    ================    ==================    =================






















                                       F21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 26, 1999

                                            UNCONSOLIDATED
                         ----------------------------------------------------


                                LDM                           NON-GUARANTOR
                           TECHNOLOGIES,          LDM         SUBSIDIARIES         CONSOLIDATING         CONSOLIDATED
                               INC.             CANADA                                ENTRIES
                         ------------------    ----------    ----------------    ------------------    -----------------
Net sales                   $      367,301     $  59,677             $40,934             $                     $467,912


Cost of sales                      280,487        55,663              42,778                                    378,928
                         ------------------    ----------    ----------------                          -----------------
Gross margin                        86,814         4,014             (1,844)                                     88,984

Selling, general and
administrative expenses             60,862         1,042               1,497                                     63,401
Interest                            20,952         1,225                 853               (1,963)               21,067
Equity in losses of
  subsidiaries and
  affiliates, net                    4,946                                                 (3,466)                1,480
International currency
  exchange losses                                      8               1,130                                      1,138
Other, net                         (1,379)                             (730)                 1,963                (146)
                         ------------------    ----------    ----------------    ------------------    -----------------
                                    85,381         2,275               2,750               (3,466)               86,940
                         ------------------    ----------    ----------------    ------------------    -----------------
Income (loss) from
continuing operations
  before income taxes                1,433         1,739             (4,594)                3,466                 2,044
Provision (credit) for
income taxes                         2,194           573                 38                                       2,805
                         ------------------    ----------    ----------------    ------------------    -----------------
Net income (loss)           $        (761)     $   1,166            $(4,632)               $3,466               $ (761)
                         ==================    ==========    ================    ==================    =================
























                                       F22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001


                                                       UNCONSOLIDATED
                                      ----------------------------------------
                                             LDM
                                        TECHNOLOGIES,      LDM                      CONSOLIDATING
                                            INC.          CANADA   LDM GERMANY          ENTRIES     CONSOLIDATED
                                      ------------------ -------- --------------   --------------- --------------
OPERATING ACTIVITIES
Net income (loss)                         $ (8,857)      $(4,779)  $ (2,272)          $  6,498         $ (9.410)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Equity in subsidiaries losses              6,498                                      (6,498)
  Equity in losses of affiliates, net          104           104
     Gain on sale of LDM Germany              (553)         (553)
     Depreciation and amortization          21,660         2,106        823                              24,589
     Currency exchange (gain) loss                           497       (865)                               (368)
     (Gain) loss on sale of
       property and equipment                   73                                                           73
     Deferred income taxes                  (4,610)       (1,116)                                        (5,726)
     Changes in assets and liabilities:
          Accounts and notes receivable     22,712           507        530                              23,749
          Inventory and mold costs         (10,409)        6,491     (1,781)                             (5,699)
          Prepaid expenses                    (285)          192        (78)                               (171)
          Accounts payable and accrued
             liabilities                       (16)       (2,365)     2,514                487              620
          Refundable income taxes             (612)         (612)
                                      ------------------ -------- --------------   --------------- --------------
Net cash provided by (used in)
operating activities                        25,705         1,533     (1,129)               487           26,596
INVESTING ACTIVITIES
Additions to property, plant and
equipment                                  (18,107)       (1,457)      (948)                            (20,512)
Deposits for leases to be reimbursed         4,791         4,791
Proceeds from disposal of property,
and equipment                                  475                                                          475
Disbursements to affiliates                                 (401)                          401
Payments from affiliates                       800                       88               (888)
                                      ------------------ -------- --------------   --------------- --------------
Net cash used for investing
activities                                 (12,041)       (1,858)      (860)              (487)         (15,246)
FINANCING ACTIVITIES
Proceeds from issuance of long term
debt                                         9,013                                                        9,013
Payments on long-term debt                  (6,221)                                                      (6,221)
Net proceeds from Line of
Credit/Revolver                            (16,462)                                                     (16,462)
                                      ------------------ -------- --------------   --------------- --------------
Net cash used by financing
activities                                 (13,670)                                                     (13,670)
                                      ------------------ -------- --------------   --------------- --------------
Net increase (decrease) in cash                 (6)         (325)    (1,989)                             (2,320)
Cash at beginning of year                       29         2,622      1,989                               4,640
                                      ------------------ -------- --------------   --------------- --------------
Cash at end of year                       $     23       $ 2,297   $                  $                $  2,320
                                      ================== ========  =============   =============== ==============





                                            F23

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 24, 2000


                                                          UNCONSOLIDATED
                                      -----------------------------------------------------
                                             LDM
                                        TECHNOLOGIES,           LDM                               CONSOLIDATING
                                            INC.              CANADA           LDM GERMANY           ENTRIES          CONSOLIDATED
                                      ----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                        $       (413)      $        654       $     (4,823)       $      4,169        $       (413)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries losses              4,169                                                    (4,169)
     Equity in losses of
      affiliates, net                             891                                                                           891
     Depreciation and amortization             19,960              2,292              1,401                                  23,653
     Currency exchange (gain) loss                                   (33)             2,268                                   2,235
     (Gain) loss on sale of property and
       equipment                                  241                 (2)                                                       239
     Deferred income taxes                      1,993                145                                                      2,138
     Changes in assets and liabilities:
          Accounts and notes
           receivable                          (3,525)             5,848              2,776                                   5,099
          Inventory and mold costs              3,371             (4,508)               613                                    (524)
          Prepaid expenses                       (569)              (104)                57                                    (616)
          Accounts payable and
           accrued liabilities                  3,738               (517)            (3,186)             (1,066)             (1,031)
          Refundable income taxes                 241                 73                                                        314
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net cash provided by (used in)
operating activities                           30,097              3,848               (894)             (1,066)             31,985
INVESTING ACTIVITIES
Additions to property, plant and
equipment                                     (13,352)            (1,228)                                                   (14,580)
Deposits for leases to be reimbursed           (4,791)                                                                       (4,791)
Equity contributed to affiliate                   (49)                                                                          (49)
Proceeds from disposal of property,
and equipment                                   8,268                  2                                                      8,270
Disbursements to affiliates                    (3,691)                                                    1,816              (1,875)
Payments from affiliates                                                                750                (750)                  -
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net cash (used for) provided by
investing activities                          (13,615)            (1,226)               750               1,066             (13,025)
FINANCING ACTIVITIES
Proceeds from issuance of long term
debt                                             (181)                                                                         (181)
Payments on long-term debt                    (19,823)                                                                      (19,823)
Net proceeds from Line of
Credit/Revolver                                 1,367                                                                         1,367
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net cash provided (used) by
financing activities                          (18,637)                                                                      (18,637)
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net increase (decrease) in cash                (2,155)             2,622               (144)                  -                 323
Cash at beginning of year                       2,184                                 2,133                   -               4,317
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Cash at end of year                      $         29       $      2,622       $      1,989        $          -        $      4,640
                                      ================== ================== =================== =================== ================











                                       F24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED SEPTEMBER 26, 1999


                                                         UNCONSOLIDATED
                                      ---------------------------------------------------------
                                             LDM                              NON-GUARANTOR
                                        TECHNOLOGIES,           LDM            SUBSIDIARIES       CONSOLIDATING
                                            INC.              CANADA                                 ENTRIES          CONSOLIDATED
                                      ------------------ ------------------ ------------------- ------------------- ----------------
OPERATING ACTIVITIES
Net income (loss)                        $       (761)      $    1,166         $     (4,632)       $      3,466        $       (761)
Adjustments to reconcile net income
  (loss) to net cash provided by
operating
  activities:
     Equity in subsidiaries losses              3,466                                                    (3,466)
     Equity in losses of                        1,480                                                                         1,480
affiliates, net
     Reserve for trade receivables
and
       notes receivable from                    2,766                                                                         2,766
unconsolidated
       subsidiary
     Depreciation and amortization             18,702              1,977              1,346                                  22,025
     International exchange losses                                     8              1,130                                   1,138
     (Gain) loss on sale of
property and
       equipment                                  381                190               (726)                                   (155)
     Deferred income taxes                        455                530                (30)                                    955
     Changes in assets and
liabilities, net of
       the effect of the 1999 joint
venture
      and divestiture
          Accounts and notes                   (7,957)            (2,899)               117                                 (10,739)
receivable
          Inventory and mold costs              7,460             (3,685)             4,277                                   8,052
          Prepaid expenses                       (502)                (7)                 1                                    (508)
          Accounts payable and
accrued
             liabilities                       (1,063)             4,822               (461)                 58               3,356
          Income taxes payable                   (108)              (923)                33                                    (998)
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net cash provided by operating
  activities                                   24,319              1,179              1,055                  58              26,611
INVESTING ACTIVITIES
Additions to property, plant and
equipment                                     (19,639)            (2,319)               (45)                                (22,003)
Proceeds from sale of Kenco business
   and net current assets to DBM
joint
   venture (net of $98 equity                   6,935                                                                         6,935
contribution)
Proceeds from disposal of property,
and
  equipment                                     1,010                                                                         1,010
Disbursements to affiliates                    (3,989)                                                    1,748              (2,241)
Payments from affiliates                        2,049                                                    (1,273)                776
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net cash (used) provided by
investing
  activities                                  (13,634)            (2,319)               (45)                475             (15,523)
FINANCING ACTIVITIES
Proceeds from issuance of long term             7,228                                   749                (749)              7,228
debt
Payments on long-term debt                    (12,979)              (177)               (39)                216             (12,979)
Net proceeds from Line of
Credit/Revolver                                (3,423)                                 (914)                                 (4,337)
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net cash used by financing                     (9,174)              (177)              (204)               (533)            (10,088)
activities
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Net increase (decrease) in cash                 1,511             (1,317)               806                                   1,000
Cash at beginning of year                         673              1,317              1,327                                   3,317
                                      ------------------ ------------------ ------------------- ------------------- ----------------
Cash at end of year                      $      2,184       $           -      $      2,133        $                   $      4,317
                                      ================== ================== =================== =================== ================



                                       F25