Form 10-Q
period 2001-12-23
LDM TECHNOLOGIES INC
filed 2002-02-08
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 23, 2001

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

                           YES X                  NO

    Number of shares of common stock outstanding as of February 1, 2002: 600

                                 Total pages: 18

                              Listing of exhibits:

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                 Page No.
                                                                               -------------
        PART I       FINANCIAL INFORMATION

        ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets, December 23, 2001 and
           September 30, 2001                                                      3

        Condensed Consolidated Statements of Operations, three months
           ended December 23, 2001 and December 17, 2000                           4

        Condensed Consolidated Statements of Cash Flows, three months  ended
           December 23, 2001 and December 17, 2000                                 5

        Notes to Condensed Consolidated Financial Statements                       6

        ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                          15

        ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK                                                         17

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

        Item 5        Other Information                                        Not applicable

        Item 6        Exhibits and Reports on Form 8-K                         Not applicable

                      Signature Page

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                              DECEMBER 23, 2001                    SEPTEMBER 30, 2001
                                                 (UNAUDITED)                             (NOTE)
                                            ----------------------               -----------------------
ASSETS
Current assets:
   Cash                                                    $1,260                               $2,320
   Accounts receivable                                     72,061                               48,819
   Raw materials                                            7,772                                9,163
   Work in process                                          1,295                                1,633
   Finished goods                                           5,507                                5,885
   Mold costs                                              26,807                               19,588
   Refundable income taxes                                  1,796                                1,683
   Deferred income taxes                                    3,066                                2,612
   Other current assets                                     2,269                                2,517
                                            ----------------------               ----------------------
     Total current assets                                 121,833                               94,220

Net property, plant and equipment                         101,200                              104,526
Goodwill, net                                              50,639                               50,639
Debt issue costs, net                                       4,038                                4,258
Equity investments in affiliate                             6,350                                6,050
Deferred income taxes                                       1,135                                1,715
Other assets                                                  208                                  904
                                            ----------------------               ----------------------
     Totals                                              $285,403                             $262,312
                                            ======================               ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $60,591                              $53,153
   Accrued liabilities                                     35,775                               19,032
   Accrued interest                                         5,191                                2,555
   Accrued compensation                                     3,506                                2,813
   Current maturities of long-term debt                     8,735                                8,735
                                            ----------------------               ----------------------
     Total current liabilities                            113,798                               86,288

Lines of credit and revolving debt                         16,259                               18,181
Long-term debt due after one year                         152,471                              155,047

STOCKHOLDERS' EQUITY
    Common stock (par value; $.10, issued
     and outstanding 600 shares,
     authorized 100,000 shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                        2,781                                2,702
                                            ----------------------               ----------------------
   Total stockholders' equity                               2,875                                2,796
                                            ----------------------               ----------------------
     Totals                                              $285,403                             $262,312
                                            ======================               ======================

Note: The balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)


                                                                    (Unaudited)
                                                                 Three Months Ended
                                            -------------------------------------------------------------
                                              December 23, 2001                       December 17, 2000
                                            ----------------------                   --------------------
Net sales                                                 $95,430                                $99,752

Cost of sales                                              80,382                                 79,091
                                            ----------------------                   --------------------

Gross margin                                               15,048                                 20,661

Selling, general and administrative
  expenses                                                 10,754                                 15,372
                                            ----------------------                   --------------------

Operating profit                                            4,294                                  5,289
Interest expense                                          (3,759)                                (4,092)
Equity in income  (losses) of affiliates,
     net                                                      300                                  (764)
International currency exchange losses                      (308)                                  (186)
Other income (expense), net                                 (431)                                   (82)
                                            ----------------------                   --------------------

Income (loss) before income taxes                              96                                    165

Provision (credit) for income taxes                            17                                     41
                                            ----------------------                   --------------------
Net income (loss)                                             $79                                   $124
                                            ======================                   ====================

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income.

                                             Effect of Adopting Financial Accounting Standards No. 142
                                                                 Three Months Ended
                                            -------------------------------------------------------------
                                              December 23, 2001                       December 17, 2000
                                            ----------------------                   --------------------
Reported net income                                           $79                                   $124

Add back:  Goodwill amortization, net of
   income taxes                                                                                      792

                                            ----------------------                   --------------------
Adjusted net income (loss)                                    $79                                   $916
                                            ======================                   ====================

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                -----------------------------------------------
                                                                December 23, 2001            December 17, 2000
                                                                -------------------          ------------------
Net cash provided by operating activities                                   $4,945                     $21,479

Cash flows from investing activities
   Additions to property, plant and equipment                              (1,435)                     (6,069)
   Proceeds from disposal of property, plant and equipment                                                 251
   Deposits for assets to be leased                                                                    (5,911)
                                                                -------------------          ------------------
             Net cash provided (used) for investing activities             (1,435)                    (11,729)


Cash flows from financing activities
   Advances to affiliates                                                                                 (68)
   Payments on long-term debt                                              (2,576)                     (3,260)
   Net repayments on line of credit                                        (1,922)                     (4,995)
   Costs associated with debt acquisition                                     (72)                        (10)
                                                                -------------------          ------------------
                        Net cash used for financing activities             (4,570)                     (8,333)
                                                                -------------------          ------------------

Net cash change                                                            (1,060)                       1,417
Cash at beginning of period                                                  2,320                       4,640
                                                                -------------------          ------------------
Cash at end of period                                                       $1,260                      $6,057
                                                                ===================          ==================

Supplemental information
    Depreciation                                                            $4,759                      $4,826
    Goodwill amortization                                                                                1,162
                                                                -------------------          ------------------
   Total depreciation and amortization                                      $4,759                      $5,988
                                                                ===================          ==================


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending December 23, 2001 and December 17, 2000 are not necessarily indicative of the results that may be expected for the year ending September 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase to pretax income of $1.2 million for the three months ended December 23, 2001.

The Company closed its quarters ended December 23, 2001 and December 17, 2000 one week early to allow for the Christmas holiday and automotive shutdown. Both quarters contain 12 weeks.

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

3.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 11 of the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2001.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

4.       Derivative Financial Instruments

The Company's fair values of the swap and the collar (refer to footnote 1 of the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2001) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reflected the fair value of these derivatives as a liability of $1.9 million which is included as a component of accrued liabilities. The change in fair value for the three months ended December 23, 2001, and three months ended December 17, 2000 resulted in an expense of $438 thousand and $391 thousand, respectively, which has been included as a component of other income (expense), net.


5.       Income Taxes

The effective tax rate for the first quarter of 2002 was 17.7% compared to 24.8% for the first quarter 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

6.       Related Party Transactions

The Company has a consulting arrangement with a company owned by one of its shareholders in which payments are made for consulting services rendered. Amounts paid for these services are included in selling, general and administrative expenses and were $1.6 million for the fiscal year ended September 30, 2001. To date in fiscal year 2002, no payments have been made to this consulting company.

The Company and its two shareholders are party to a binding stock redemption agreement. Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $17 million. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life.

The Company is required to purchase and maintain life insurance policies of $17 million on the lives of each of the shareholders for as long as the Stock Redemption Agreement is in effect. The aggregate premium for these policies presently approximates $0.7 million per year. Further, the Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

The Agreement may be terminated by mutual agreement of all parties

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

7.       Supplemental Guarantor Information

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies. Upon the divestiture of LDM Germany effective September 30, 2001 there are no non-guarantor subsidiaries remaining.

Supplemental consolidating financial information of LDM Technologies, Inc. and LDM Canada (including the related holding company guarantors) is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
    Condensed Consolidating Balance Sheet as of December 23, 2001 (Unaudited)
                             (dollars in thousands)


                                                LDM                              Consolidating
                                           Technologies,        LDM Canada          Entries        Consolidated
                                                Inc.
ASSETS
Current assets:
  Cash                                    $            98     $        1,162                       $     1,260
  Accounts receivable                              64,407              7,654                            72,061
  Raw materials                                     6,436              1,336                             7,772
  Work in process                                   1,085                210                             1,295
  Finished goods                                    5,003                504                             5,507
  Mold costs                                       25,561              1,246                            26,807
  Prepaid expenses                                  2,219                 50                             2,269
  Refundable income taxes                           1,786                 10                             1,796
  Deferred income taxes                             3,066                                                3,066
                                          -----------------   ---------------   ----------------   --------------
Total current assets                              109,661             12,172                           121,833

Net property, plant and equipment                  89,170             12,030                           101,200
Investment in subsidiaries and
  affiliates                                       10,386                       $        (4,036)         6,350
Note receivable affiliates                         10,233                               (10,233)
Goodwill                                           50,639                                               50,639
Debt issue costs                                    4,038                                                4,038
Deferred income taxes                               1,135                                                1,135
Other                                                 208                                                  208
                                          -----------------   ---------------   ----------------   --------------
                                          $       275,470     $       24,202    $       (14,269)   $   285,403
                                          =================   ===============   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $        53,110     $        8,066    $          (585)   $    60,591
  Accrued liabilities                              33,785              1,990                            35,775
  Accrued interest                                  5,191                                                5,191
  Accrued compensation                              3,044                462                             3,506
  Current maturities of long-term debt              8,735                                                8,735
                                          -----------------   ---------------   ----------------   --------------
Total current liabilities                         103,865             10,518               (585)       113,798

Lines of credit and revolving debt                 16,259                                               16,259
Long-term debt due after one year                 152,471              9,647             (9,647)       152,471

Stockholders' equity:
  Common stock                                                         5,850             (5,850)
  Additional paid-in capital                           94                                                   94
  Retained earnings                                 2,781             (1,813)             1,813          2,781
                                          -----------------   ---------------   ----------------   --------------
Total stockholders' equity                          2,875              4,037             (4,037)         2,875
                                          -----------------   ---------------   ----------------   --------------

Total liabilities and stockholders'
  equity                                  $       275,470     $       24,202    $       (14,269)   $   285,403
                                          =================   ===============   ================   ==============

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 30, 2001 (Unaudited)
                             (dollars in thousands)


                                                LDM                              Consolidating
                                           Technologies,        LDM Canada          Entries        Consolidated
                                                Inc.
ASSETS
Current assets:
  Cash                                    $            23     $        2,297                       $     2,320
  Accounts receivable                              41,426              7,393                            48,819
  Raw materials                                     7,159              2,004                             9,163
  Work in process                                   1,266                367                             1,633
  Finished goods                                    5,354                531                             5,885
  Mold costs                                       19,221                367                            19,588
  Prepaid expenses                                  2,462                 55                             2,517
  Refundable income taxes                           1,683                                                1,683
  Deferred income taxes                             2,565                 47                             2,612
                                          -----------------   ---------------   ----------------   --------------
Total current assets                               81,159             13,061                            94,220

Net property, plant and equipment                  91,819             12,707                           104,526
Investment in subsidiaries and
  affiliates                                       10,102                       $        (4,052)         6,050
Note receivable affiliates                         10,685                               (10,685)
Goodwill                                           50,639                                               50,639
Debt issue costs                                    4,258                                                4,258
Deferred income taxes                               1,715                                                1,715
Other                                                 904                                                  904
                                          -----------------   ---------------   ----------------   --------------
                                          $       251,281     $       25,768    $       (14,737)   $   262,312
                                          =================   ===============   ================   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $        44,678     $        9,028    $          (553)   $    53,153
  Accrued liabilities                              17,713              1,319                            19,032
  Accrued interest                                  2,555                                                2,555
  Accrued compensation                              1,576              1,237                             2,813
  Current maturities of long-term debt              8,735                                                8,735
                                          -----------------   ---------------   ----------------   --------------
Total current liabilities                          75,257             11,584               (553)        86,288

Lines of credit and revolving debt                 18,181                                               18,181
Long-term debt due after one year                 155,047             10,131            (10,131)       155,047

Stockholders' equity:
  Common stock                                                         5,850             (5,850)
  Additional paid-in capital                           94                                                   94
  Retained earnings                                 2,702             (1,797)             1,797          2,702
                                          -----------------   ---------------   ----------------   --------------
Total stockholders' equity                          2,796              4,053             (4,053)         2,796
                                          -----------------   ---------------   ----------------   --------------

Total liabilities and stockholders'
  equity                                  $       251,281     $       25,768    $       (14,737)   $   262,312
                                          =================   ===============   ================   ==============

                             LDM TECHNOLOGIES, INC.
        Condensed Consolidating Statement of Operations for Three Months
                      ended December 23, 2001 (Unaudited)
                             (dollars in thousands)

                                               LDM
                                          Technologies,           LDM          Consolidating
                                               Inc.             Canada            Entries          Consolidated
                                          ---------------    --------------   -----------------   ---------------
Net sales                                        $80,621           $14,809                               $95,430

Cost of Sales                                     66,814            13,568                                80,382
                                          ---------------    --------------   -----------------   ---------------

Gross Margin                                      13,807             1,241                                15,048

Selling, general and administrative
  expenses                                        10,101               653                                10,754
                                          ---------------    --------------   -----------------   ---------------

Operating profit (loss)                            3,706               588                                 4,294
Interest expense                                 (3,733)             (264)                $238           (3,759)
Other income (expense), net                        (193)                                 (238)             (431)
International currency exchange losses                               (308)                                 (308)
Equity in net loss of subsidiaries
and affiliates                                       284                                    16               300
                                          ---------------    --------------   -----------------   ---------------

Income (loss) before income taxes                     64                16                  16                96

Provision for income taxes                          (15)                32                                    17
                                          ---------------    --------------   -----------------   ---------------
Net income (loss)                                    $79             $(16)                 $16               $79
                                          ===============    ==============   =================   ===============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months Ended
                         December 17, 2000 (Unaudited)
                             (dollars in thousands)

                                               LDM
                                          Technologies,           LDM               LDM           Consolidating
                                               Inc.             Canada            Germany            Entries          Consolidated
                                          ---------------    --------------   ----------------   ----------------    ---------------
Net sales                                        $82,525           $11,772             $5,455                               $99,752

Cost of Sales                                     62,137            11,749              5,205                                79,091
                                          ---------------    --------------   ----------------   ----------------    ---------------

Gross Margin                                      20,388                23                250                                20,661

Selling, general and administrative
  expenses                                        14,721               253                398                                15,372
                                          ---------------    --------------   ----------------   ----------------    ---------------

Operating profit (loss)                            5,667             (230)              (148)                                 5,289
Interest expense                                 (4,066)             (272)                                  $246            (4,092)
Other income (expense), net                          161                                    3              (246)               (82)
International currency exchange losses                               (186)                                                    (186)
Equity in net loss of subsidiaries
and affiliates                                   (1,426)                                                     662              (764)
                                          ---------------    --------------   ----------------   ----------------    ---------------

Income (loss) before income taxes                    336             (688)              (145)                662                165

Provision for income taxes                           212             (171)                                                       41
                                          ---------------    --------------   ----------------   ----------------    ---------------
Net income (loss)                                   $124            $(517)             $(145)               $662               $124
                                          ===============    ==============   ================   ================    ===============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 23, 2001 (Unaudited)
                             (dollars in thousands)

                                                                LDM
                                                            Technologies,       LDM
                                                                Inc.          Canada       Consolidated
                                                            -------------    ----------    -------------
Net cash provided (used) by operating activities                  $5,695        $(750)           $4,945

Cash flows from investing activities
   Additions to property, plant and equipment                    (1,502)            67          (1,435)
                                                            -------------    ----------    -------------
          Net cash provided (used) by investing activities       (1,502)            67          (1,435)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                     452         (452)
  Costs associated with debt acquisition                            (72)                           (72)
  Payments on long-term debt                                     (2,576)                        (2,576)
  Net repayments on line of credit borrowings                    (1,922)                        (1,922)
                                                            -------------    ----------    -------------
          Net cash provided (used) by financing activities       (4,118)         (452)          (4,570)
                                                            -------------    ----------    -------------

Net cash change                                                       75       (1,135)          (1,060)
Cash at beginning of period                                           23         2,297            2,320
                                                            -------------    ----------    -------------
Cash at end of period                                                $98       $ 1,162           $1,260
                                                            =============    ==========    =============

Supplemental information:
Depreciation and amortization                                     $4,149          $610           $4,759
                                                            =============    ==========    =============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 17, 2000 (Unaudited)
                             (dollars in thousands)

                                                                LDM
                                                            Technologies,       LDM            LDM
                                                                Inc.          Canada         Germany         Consolidated
                                                            -------------    ----------    -------------     -------------
Net cash provided (used) by operating activities                 $19,248        $2,345           $(114)           $21,479

Cash flows from investing activities
   Additions to property, plant and equipment                    (5,202)         (724)            (143)           (6,069)
  Proceeds from disposal of property, plant and equipment            251                                              251
  Deposits for assets to be leased                               (5,911)                                          (5,911)
                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by investing activities      (10,862)         (724)            (143)          (11,729)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                   (125)                             57              (68)
  Costs associated with debt acquisition                            (10)                                             (10)
  Payments on long-term debt                                     (3,260)                                          (3,260)
  Net repayments on line of credit borrowings                    (4,995)                                          (4,995)
                                                            -------------    ----------    -------------     -------------
          Net cash provided (used) by financing activities       (8,390)                             57           (8,333)
                                                            -------------    ----------    -------------     -------------

Net cash change                                                      (4)         1,621            (200)             1,417
Cash at beginning of period                                           29         2,622            1,989             4,640
                                                            -------------    ----------    -------------     -------------
Cash at end of period                                                $25       $ 4,243           $1,789            $6,057
                                                            =============    ==========    =============     =============

Supplemental information:
Depreciation and amortization                                     $5,295          $489             $204            $5,988
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

OVERVIEW

The Company closed its quarters ended December 23, 2001 and December 17, 2000 one week early to allow for the Christmas holiday and automotive shutdown. Both quarters contain 12 weeks.

Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase to pretax income of $1.2 million for the three months ended December 23, 2001.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 23, 2001 COMPARED TO THE QUARTER ENDED
DECEMBER 17, 2000

Net sales for the quarter ended December 23, 2001 ("first quarter 2002") were $95.4 million, a decrease of $4.4 million or 4.4% from the quarter ended December 17, 2000 ("first quarter 2001"). The decline in net sales is due to the sale of LDM Germany, effective September 30, 2001, offset by increased volumes on programs which LDM's North American operations service.

Gross margin was $15.0 million or 15.7% of net sales for the first quarter 2002 compared with $20.7 million or 20.7% of net sales for the first quarter 2001. The decline in gross margin is due to the incurrence of fixed costs related to a new manufacturing facility in Romulus, Michigan. New product launches are scheduled in this facility in the second and third quarters of fiscal year 2002, which will assist in covering fixed costs that are currently being incurred.

Selling, General and Administrative (SG&A) expense for the first quarter 2002 was $10.8 million, or 11.3% of net sales compared to $15.4 million, or 15.4% of net sales for the first quarter of 2001. The decrease in first quarter 2002 is the result of cost cutting efforts undertaken in mid-year 2001 to mitigate the potential effects of an economic slow down in the U.S. coupled with the effect of adopting Statement of Financial Accounting Standards No. 142 (FAS 142). The adoption of FAS 142 resulted in not amortizing goodwill in the first quarter 2002. Goodwill amortized in first quarter 2001 was $1.2 million.

Interest expense for the first quarter 2002 was $3.8 million compared to $4.1 million for the first quarter 2001. The decrease in interest expense is due to scheduled debt repayments and a decrease in variable interest rates.

The effective tax rate for the first quarter of 2002 was 17.7% compared to 24.8% for the first quarter 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to foreign taxes in excess of tax credits and certain nondeductible expenses.

At December 23, 2001, the Company had deferred tax assets of $4.2 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's).

In Canada, the Company has recognized a valuation allowance of $634,000.

In the United States, the NOL expires in 2021. Realization of the deferred tax assets in the United States is dependent in part upon a tax planning strategy related to an affiliate of the Company and also on future taxable income. Both of these are dependent upon a number of factors including, but not limited to, sufficient levels of earnings before income taxes and the effective execution of the tax planning strategy. Based on consideration of historical and future earnings before income taxes, the Company believes it is more likely than not that the deferred tax assets, beyond those specifically reserved, will be realized.

The Company evaluates its deferred taxes and related valuation allowances quarterly. If at any time the Company believes that current or future taxable income will not support the basis for recognizing the benefit of the deferred tax assets, valuation allowances are provided accordingly.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of December 23, 2001, the Company had $161.2 million of long-term debt outstanding, $16.3 million of revolving loans and current maturities of long-term debt outstanding, and $28.8 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in first quarter 2002 was $4.9 million compared to $21.5 million in the first quarter 2001. The decrease is due to billings for customer owned tooling late in first quarter 2002, which caused an increase in accounts receivable. It is anticipated that all customer tool billings will be collected in the second quarter of fiscal year 2002.

Capital expenditures for first quarter 2002 were $1.4 million compared to $6.1 million for first quarter 2001. The Company believes its capital expenditures will be approximately $7.5 million in fiscal year 2002. The majority of the Company's fiscal year 2002 capital expenditures will be used to facilitate new programs launching in fiscal years 2002 and 2003.

The Company's liquidity is affected by both the cyclical nature of its business and the level of net sales to its major customers. The Company's ability to meet its working capital and capital expenditure requirements and debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control. However, the Company believes that its existing borrowing ability and cash flow from operations will be sufficient to meet its liquidity requirements in the foreseeable future.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's exposure to market risk since September 30, 2001.

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


Dated: February 8, 2002