Form 10-Q
period 2002-03-31
LDM TECHNOLOGIES INC
filed 2002-05-02
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                       YES  X             NO

       Number of shares common stock outstanding as of April 26, 2002: 600

                                 Total pages: 23

                          Listing of exhibits: Page 22

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                          Page No.
                                                                                          --------
                  PART I       FINANCIAL INFORMATION

                  ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

                  Condensed Consolidated Balance Sheets, March 31, 2002 and
                     September 30, 2001                                                      3

                  Condensed Consolidated Statements of Operations, three months ended
                    March 31, 2002 and March 25, 2001                                        4

                  Condensed Consolidated Statements of Operations, six months ended
                    March 31, 2002 and March 25, 2001                                        5

                  Condensed Consolidated Statements of Cash Flows, six months ended          6
                     March 31, 2002 and March 25, 2001

                  Notes to Condensed Consolidated Financial Statements                       7

                  ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     18
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                                RISK                                                        21


                  PART II       OTHER INFORMATION

                  Item 1        Legal Proceedings                                           Not applicable

                  Item 2        Changes in Securities                                       Not applicable

                  Item 3        Defaults upon Senior Securities                             Not applicable

                  Item 4        Submission of Matters to a Vote of Security                 Not applicable
                                Holders

                  Item 5        Other information                                           Not applicable

                  Item 6        Exhibits and Reports on Form 8-K                            22


                  Signatures                                                                23

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                               March 31, 2002                   SEPTEMBER 30, 2001
                                                 (UNAUDITED)                         (NOTE 1)
                                            ----------------------            -----------------------
ASSETS
Current assets:
   Cash                                           $  1,914                           $  2,320
   Accounts receivable                              51,588                             48,819
   Raw materials                                     8,335                              9,163
   Work in process                                   1,261                              1,633
   Finished goods                                    5,304                              5,885
   Mold costs                                        7,470                             19,588
   Refundable income taxes                           3,971                              1,683
   Deferred income taxes                             3,264                              2,612
   Other current assets                              1,962                              2,517
                                                  --------                           --------
     Total current assets                           85,069                             94,220

Net property, plant and equipment                   98,406                            104,526
Goodwill, net                                       50,639                             50,639
Debt issue costs, net                                3,835                              4,258
Equity investment in affiliate                       6,600                              6,050
Deferred income taxes                                                                   1,715
Other assets                                                                              904
                                                  --------                           --------
     Totals                                       $244,549                           $262,312
                                                  ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $ 47,536                           $ 53,153
   Accrued liabilities                              18,859                             19,032
   Accrued interest                                  2,636                              2,555
   Accrued compensation                              2,638                              2,813
   Current maturities of long-term debt              8,735                              8,735
                                                  --------                           --------
     Total current liabilities                      80,404                             86,288

Lines of credit and revolving debt                  11,968                             18,181
Long-term debt due after one year                  148,949                            155,047
Deferred income taxes                                  879

STOCKHOLDERS' EQUITY
    Common stock (par value, $.10; issued
     and outstanding 600 shares, authorized
     100,000 shares)
   Additional paid-in capital                           94                                 94
   Retained earnings                                 2,255                              2,702
                                                  --------                           --------
   Total stockholders' equity                        2,349                              2,796
                                                  --------                           --------
     Totals                                       $244,549                           $262,312
                                                  ========                           ========

Note 1: The balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)

                                                          (Unaudited)
                                                      Three Months Ended
                                               ----------------------------------
                                               March 31, 2002      March 25, 2001
                                               --------------      --------------
Net sales                                        $ 90,288               $ 94,181

Cost of sales                                      74,632                 80,674
                                                 --------               --------

Gross margin                                       15,656                 13,507

Selling, general and administrative                12,625                 14,138
expenses
                                                 --------               --------

Operating profit                                    3,031                   (631)
Interest expense                                   (4,269)                (4,852)
Equity in income of affiliates, net                   250                    249
International currency exchange losses               (105)                   (48)
Other income (expense), net                           230                 (1,181)
                                                 --------               --------

Loss before income taxes                             (863)                (6,463)

Credit for income taxes                              (334)                (1,825)
                                                 --------               --------
Net loss                                         $   (529)              $ (4,638)
                                                 ========               ========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income.

                                             Effect of Adopting Financial Accounting Standards No. 142
                                                                 Three Months Ended
                                             --------------------------------------------------------
                                               March 31, 2002                          March 25, 2001
                                             ----------------                          --------------
Reported net loss                                 $  (529)                                $(4,638)

Add back:  Goodwill amortization, net of
   income taxes                                                                               697
                                                  -------                                 -------
Adjusted net loss                                 $  (529)                                $(3,941)
                                                  =======                                 =======

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)

                                                                    (Unaudited)
                                                                  Six Months Ended
                                            -------------------------------------------------------------
                                               March 31, 2002                          March 25, 2001
                                            ----------------------                   --------------------
Net sales                                          $ 185,718                              $ 193,933

Cost of sales                                        155,012                                159,763
                                                   ---------                              ---------

Gross margin                                          30,706                                 34,170

Selling, general and administrative expenses          23,379                                 29,513
                                                   ---------                              ---------

Operating profit                                       7,327                                  4,657
Interest expense                                      (8,028)                                (8,944)
Equity in income  (losses) of affiliates,
     net                                                 550                                   (513)
International currency exchange losses                  (412)                                  (231)
Other expense, net                                      (202)                                (1,264)
                                                   ---------                              ---------

Loss before income taxes                                (765)                                (6,295)

Credit for income taxes                                 (318)                                (1,784)
                                                   ---------                              ---------
Net loss                                           $    (447)                             $  (4,511)
                                                   =========                              =========

See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income.

                                             Effect of Adopting Financial Accounting Standards No. 142
                                                                  Six Months Ended
                                            -------------------------------------------------------------
                                               March 31, 2002                          March 25, 2001
                                            ----------------------                   --------------------
Reported net loss                                  $  (447)                              $(4,511)

Add back:  Goodwill amortization, net of
   income taxes                                                                            1,394
                                                   -------                               -------
Adjusted net loss                                  $  (447)                              $(3,117)
                                                   =======                               =======


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                               (UNAUDITED)
                                                                                             SIX MONTHS ENDED
                                                                                   MARCH 31, 2002     MARCH 25, 2001
                                                                                 ----------------   ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $ 15,539            $ 17,601

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                                        (3,524)            (13,303)
    Proceeds from disposal of property, plant and equipment                                                  251
    Reimbursement of deposits for assets to be leased                                                      3,972
                                                                                    --------            --------

                          NET CASH USED FOR INVESTING ACTIVITIES                      (3,524)             (9,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on line of credit                                                      (6,213)            (16,027)
Payments on long-term debt                                                            (6,098)             (5,921)
Proceeds from long-term debt issuance, net of $110 issuance costs in 2002;
    $162 in 2001                                                                        (110)              9,838
                                                                                    --------            --------

                          NET CASH USED BY FINANCING ACTIVITIES                      (12,421)            (12,110)
                                                                                    --------            --------

Net cash change                                                                         (406)             (3,589)
Cash at beginning of period                                                            2,320               4,640
                                                                                    --------            --------
Cash at end of period                                                               $  1,914            $  1,051
                                                                                    ========            ========

SUPPLEMENTAL INFORMATION:
     Depreciation                                                                   $  9,641            $  9,413
     Goodwill amortization                                                                                 2,324
                                                                                    --------            --------
                                                                                    $  9,641            $ 11,737
                                                                                    ========            ========


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ending March 31, 2002 and March 25, 2001 are not necessarily indicative of the results that may be expected for the year ending September 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase to pretax income of $2.3 million for the six months ended March 31, 2002 and $1.2 million for the three months ended March 31, 2002.

On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million, subject to certain adjustments. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $1.8 million and gross margin of approximately $200 thousand, related to the McAllen facility, since the acquisition date, have been included in the Company's results.

2. Revenue Recognition

The Company and its consolidated subsidiaries recognize revenue when legal title transfers to the customer, generally when goods are shipped to the customer. Shipping and handling costs are included in cost of sales.

As a result of the issuance of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), along with related interpretations and pronouncements by the SEC and other accounting standards setting bodies, the Company evaluated the effects on its revenue recognition policies, particularly those related to customer reimbursable tooling. As a result, customer reimbursements for tooling for all periods presented have been reclassified from net sales to a reduction of cost of sales. There was no impact to net earnings or stockholder's equity resulting from this reclassification.

3. Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 11 of the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2001.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

4. Derivative Financial Instruments

The Company's fair values of the swap and the collar (refer to footnote 1 of the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2001) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reflected the fair value of these derivatives as a liability of $1.7 million which is included as a component of accrued liabilities at March 31, 2002. The change in fair value for the three and six-month periods ended March 31, 2002 resulted in income of $229,000 and expense of $209,000, respectively. The change in fair value for the three and six-month periods ended March 25, 2001 resulted in expense of $1,190,000 and $1,387,000, respectively.

5. Income Taxes

The effective tax rate for the first six months of fiscal 2002 was 41.6% compared to 28.3% for the first six months of fiscal 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses in 2002 and foreign taxes in excess of tax credits and certain nondeductible expenses in 2001.

At March 31, 2002, the Company had net deferred tax assets of $2.4 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's).

In Canada, the Company has recognized a valuation allowance of $954 thousand.

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


6. Related Party Transactions

The Company had a consulting arrangement with a company owned by one of its shareholders under which payments previously were made for consulting services rendered. Amounts paid for these services are included in selling, general and administrative expenses and were $1.6 million for the fiscal year ended September 30, 2001. To date in fiscal year 2002, no payments have been made to this consulting company.

The Company and its two shareholders are party to a binding stock redemption agreement (the "Stock Redemption Agreement"). Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $17 million. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life.

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

The Stock Redemption Agreement may be terminated by mutual agreement of all parties.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

7. Restructuring

The three month period ended March 31, 2002 includes $1.3 million for expenses associated with employee severance at the Company's Canadian subsidiary. Such expense has been included as a component of selling, general and administrative expense. The employee severance relates to the downsizing of the subsidiary facility from three shifts to one shift as certain unprofitable product lines were exited. The severence costs accrued relate to approximately 345 employees. As of March 31, 2002 the Company has included $1.3 million in accrued liabilities related to the employee severance. Such amounts are expected to be paid within the next six months.

8. Supplemental Guarantor Information

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term Loan are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and a holding company. Upon the divestiture of LDM Germany effective September 30, 2001 there are no active non-guarantor subsidiaries remaining. Accordingly, LDM Germany's results are included for each of the respective 2001 periods only.

Supplemental consolidating financial information of LDM Technologies, Inc. and LDM Canada (including the related holding company guarantor) is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
           Condensed Consolidating Balance Sheet as of March 31, 2002
                                   (unaudited)
                             (dollars in thousands)


                                                   LDM                             Consolidating
                                           Technologies, Inc.     LDM Canada          Entries         Consolidated
ASSETS
Current assets:
  Cash                                      $         1,013   $          901                       $        1,914
  Accounts receivable                                49,792            1,796                               51,588
  Raw materials                                       7,184            1,151                                8,335
  Work in process                                     1,045              216                                1,261
  Finished goods                                      5,151              153                                5,304
  Mold costs                                          7,470                                                 7,470
  Prepaid expenses                                    1,907               55                                1,962
  Refundable income taxes                             3,971                                                 3,971
  Deferred income taxes                               3,218               46                                3,264
                                            ---------------   --------------     --------------    --------------
Total current assets                                 80,751            4,318                               85,069

Net property, plant and equipment                    86,953           11,453                               98,406
Investment in subsidiaries and affiliates             9,512                      $       (2,912)            6,600
Note receivable affiliates                            8,257                              (8,257)
Goodwill                                             50,639                                                50,639
Debt issue costs                                      3,835                                                 3,835
                                            ---------------   --------------     --------------    --------------
                                            $       239,947   $       15,771     $      (11,169)   $      244,549
                                            ===============   ==============     ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $        44,543   $        3,245     $         (252)   $       47,536
  Accrued liabilities                                17,565            1,294                               18,859
  Accrued interest                                    2,636                                                 2,636
  Accrued compensation                                2,323              315                                2,638
  Current maturities of long-term debt                8,735                                                 8,735
                                            ---------------   --------------     --------------    --------------
Total current liabilities                            75,802            4,854               (252)           80,404

Lines of credit and revolving debt                   11,968                                                11,968
Long-term debt due after one year                   148,949            8,004             (8,004)          148,949
Deferred income taxes                                   879                                                   879

Stockholders' equity:
  Common stock                                                         5,850             (5,850)
  Additional paid-in capital                             94                                                    94
  Retained earnings                                   2,255           (2,937)             2,937             2,255
                                            ---------------   --------------     --------------    --------------
Total stockholders' equity                            2,349            2,913             (2,913)            2,349
                                            ---------------   --------------     --------------    --------------

Total liabilities and stockholders' equity  $       239,947   $       15,771     $      (11,169)   $      244,549
                                            ===============   ==============     ==============    ==============

                             LDM TECHNOLOGIES, INC.
         Condensed Consolidating Balance Sheet as of September 30, 2001
                                   (unaudited)
                             (dollars in thousands)


                                                   LDM                             Consolidating
                                           Technologies, Inc.     LDM Canada          Entries         Consolidated
ASSETS
Current assets:
  Cash                                      $            23    $        2,297                         $      2,320
  Accounts receivable                                41,426             7,393                               48,819
  Raw materials                                       7,159             2,004                                9,163
  Work in process                                     1,266               367                                1,633
  Finished goods                                      5,354               531                                5,885
  Mold costs                                         19,221               367                               19,588
  Prepaid expenses                                    2,462                55                                2,517
  Refundable income taxes                             1,683                                                  1,683
  Deferred income taxes                               2,565                47                                2,612
                                            ----------------   ---------------    ----------------    -------------
Total current assets                                 81,159            13,061                               94,220

Net property, plant and equipment                    91,819            12,707                              104,526
Investment in subsidiaries and affiliates            10,102                       $        (4,052)           6,050
Note receivable affiliates                           10,685                               (10,685)
Goodwill                                             50,639                                                 50,639
Debt issue costs                                      4,258                                                  4,258
Deferred income taxes                                 1,715                                                  1,715
Other                                                   904                                                    904
                                            ----------------   ---------------    ----------------    -------------
                                            $       251,281    $       25,768     $       (14,737)    $    262,312
                                            ================   ===============    ================    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $        44,678    $        9,028     $          (553)    $     53,153
  Accrued liabilities                                17,713             1,319                               19,032
  Accrued interest                                    2,555                                                  2,555
  Accrued compensation                                1,576             1,237                                2,813
  Current maturities of long-term debt                8,735                                                  8,735
                                            ----------------   ---------------    ----------------    -------------
Total current liabilities                            75,257            11,584                (553)          86,288

Lines of credit and revolving debt                   18,181                                                 18,181
Long-term debt due after one year                   155,047            10,131             (10,131)         155,047

Stockholders' equity:
  Common stock                                                          5,850              (5,850)
  Additional paid-in capital                             94                                                     94
  Retained earnings                                   2,702            (1,797)              1,797            2,702
                                            ----------------   ---------------    ----------------    -------------
Total stockholders' equity                            2,796             4,053              (4,053)           2,796
                                            ----------------   ---------------    ----------------    -------------

Total liabilities and stockholders' equity  $       251,281    $       25,768     $       (14,737)    $    262,312
                                            ================   ===============    ================    =============

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                    for the Three-Months Ended March 31, 2002
                                   (unaudited)
                             (dollars in thousands)


                                            LDM
                                       Technologies,              LDM            Consolidating
                                            Inc.                Canada              Entries           Consolidated
                                      -----------------     ----------------   ------------------    ---------------
Net sales                                 $ 85,757              $  4,531                                 $ 90,288

Cost of Sales                               70,911                 3,721                                   74,632
                                          --------              --------            --------             --------
Gross Margin                                14,846                   810                                   15,656

Selling, general and
administrative expenses                     11,047                 1,578                                   12,625
                                          --------              --------            --------             --------

Operating profit (loss)                      3,799                  (768)                                   3,031
Interest expense                            (4,242)                 (288)           $    261               (4,269)
Other income (expense), net                    491                                      (261)                 230
International currency exchange losses                              (105)                                    (105)
Equity in net income (loss) of
subsidiaries and affiliates                   (875)                                    1,125                  250
                                          --------              --------            --------             --------

Income (loss) before income taxes             (827)               (1,161)              1,125                 (863)

Credit for income taxes                       (298)                  (36)                                    (334)
                                          --------              --------            --------             --------
Net income (loss)                         $   (529)             $ (1,125)           $  1,125             $   (529)
                                          ========              ========            ========             ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                    for the Three-Months Ended March 25, 2001
                                   (unaudited)
                             (dollars in thousands)


                                               LDM
                                           Technologies,          LDM             Nonguarantor       Consolidating
                                               Inc.             Canada            Subsidiaries          Entries        Consolidated
                                           -------------    ----------------    ----------------   ----------------    -------------

Net sales                                    $ 74,538           $ 14,253           $  5,390                               $ 94,181

Cost of Sales                                  60,078             15,029              5,567                                 80,674
                                             --------           --------           --------           --------            --------

Gross Margin                                   14,460               (776)              (177)                                13,507

Selling, general and administrative expenses   13,468                301                369                                 14,138
                                             --------           --------           --------           --------            --------

Operating profit (loss)                           992             (1,077)              (546)                                  (631)
Interest expense                               (4,823)              (309)                             $    280              (4,852)
Other income (expense), net                      (907)                                    6               (280)             (1,181)
International currency exchange losses                               (48)                                                      (48)
Equity in net income (loss) of
subsidiaries and affiliates                    (1,278)                                                   1,527                 249
                                             --------           --------           --------           --------            --------

Income (loss) before income taxes              (6,016)            (1,434)              (540)             1,527              (6,463)

Credit for income taxes                        (1,378)              (447)                                                   (1,825)
                                             --------           --------           --------           --------            --------
Net income (loss)                            $ (4,638)          $   (987)          $   (540)          $  1,527            $ (4,638)
                                             ========           ========           ========           ========            ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Six-Months Ended March 31, 2002
                                   (unaudited)
                             (dollars in thousands)

                                            LDM
                                       Technologies,              LDM            Consolidating
                                            Inc.                Canada              Entries           Consolidated
                                      -----------------     ----------------   ------------------   ------------------
Net sales                                 $ 166,378             $  19,340                                 $ 185,718

Cost of Sales                               137,724                17,288                                   155,012
                                          ---------             ---------             ---------           ---------

Gross Margin                                 28,654                 2,052                                    30,706

Selling, general and
administrative expenses                      21,148                 2,231                                    23,379
                                          ---------             ---------             ---------           ---------

Operating profit (loss)                       7,506                  (179)                                    7,327
Interest expense                             (7,975)                 (552)            $     499              (8,028)
Other income (expense), net                     297                                        (499)               (202)
International currency exchange losses                               (412)                                     (412)
Equity in net income (loss) of
subsidiaries and affiliates                    (590)                                      1,140                 550
                                          ---------             ---------             ---------           ---------

Income (loss) before income taxes              (762)               (1,143)                1,140                (765)

Credit for income taxes                        (315)                   (3)                                     (318)
                                          ---------             ---------             ---------           ---------
Net income (loss)                         $    (447)            $  (1,140)            $   1,140           $    (447)
                                          =========             =========             =========           =========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Six-Months Ended March 25, 2001
                                   (unaudited)
                             (dollars in thousands)

                                                    LDM
                                                Technologies,         LDM        Nonguarantor    Consolidating
                                                    Inc.            Canada       Subsidiaries       Entries           Consolidated
                                                -------------    -------------  --------------   ---------------     --------------
Net sales                                        $ 157,114         $  25,975        $  10,844                           $ 193,933

Cost of Sales                                      122,265            26,728           10,770                             159,763
                                                 ---------         ---------        ---------         ---------         ---------

Gross Margin                                        34,849              (753)              74                              34,170

Selling, general and administrative expenses        28,190               555              768                              29,513
                                                 ---------         ---------        ---------         ---------         ---------

Operating profit (loss)                              6,659            (1,308)            (694)                              4,657
Interest expense                                    (8,889)             (581)                         $     526            (8,944)
Other income (expense), net                           (746)                                 8              (526)           (1,264)
International currency exchange losses                                  (231)                                                (231)
Equity in net loss of subsidiaries
and affiliates                                      (2,701)                                               2,188              (513)
                                                 ---------         ---------        ---------         ---------         ---------

Income (loss) before income taxes                   (5,677)           (2,120)            (686)            2,188            (6,295)

Credit for income taxes                             (1,166)             (618)                                              (1,784)
                                                 ---------         ---------        ---------         ---------         ---------
Net income (loss)                                $  (4,511)        $  (1,502)       $    (686)        $   2,188         $  (4,511)
                                                 =========         =========        =========         =========         =========

                             LDM TECHNOLOGIES, INC.
                Condensed Consolidating Statement of Cash Flows
                    for the Six-Months Ended March 31, 2002
                                  (unaudited)
                             (dollars in thousands)


                                                                 LDM
                                                            Technologies,         LDM
                                                                Inc.             Canada         Consolidated
                                                            -------------     -------------     -------------
Net cash provided by operating activities                      $ 14,452         $  1,087          $ 15,539

Cash flows from investing activities
   Additions to property, plant and equipment                    (3,469)             (55)           (3,524)
                                                               --------         --------          --------
             Net cash used by investing activities               (3,469)             (55)           (3,524)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                  2,428           (2,428)
  Costs associated with debt acquisition                           (110)                              (110)
  Payments on long-term debt                                     (6,098)                            (6,098)
  Net repayments on line of credit borrowings                    (6,213)                            (6,213)
                                                               --------         --------          --------
             Net cash used by financing activities               (9,993)          (2,428)          (12,421)
                                                               --------         --------          --------

Net cash change                                                     990           (1,396)             (406)
Cash at beginning of period                                          23            2,297             2,320
                                                               --------         --------          --------
Cash at end of period                                          $  1,013         $    901          $  1,914
                                                               ========         ========          ========

Supplemental information:
Depreciation and amortization                                  $  8,332         $  1,309          $  9,641
                                                               ========         ========          ========

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 25, 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                  LDM
                                                             Technologies,       LDM         Nonguarantor
                                                                 Inc.          Canada        Subsidiaries    Consolidated
                                                             -------------     --------      ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              $ 18,496         $    367        $ (1,262)       $ 17,601

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment                     (11,942)          (1,024)           (337)        (13,303)
Proceeds from disposal of property, plant, and equipment           251                                              251
Refund of deposits for assets to be leased                       3,972                                            3,972
                                                              --------         --------        --------        --------

NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES               (7,719)          (1,024)           (337)         (9,080)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowing (to)/from affiliates                                   1,329           (1,418)             89
Proceeds from long-term debt issuance, net of costs
associated with debt acquisition                                 9,838                                            9,838
Payments on long-term debt                                      (5,921)                                          (5,921)
Net proceeds from lines of credit borrowings                   (16,027)                                         (16,027)
                                                              --------         --------        --------        --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (10,781)          (1,418)             89         (12,110)
                                                              --------         --------        --------        --------

Net cash change                                                     (4)          (2,075)         (1,510)         (3,589)
Cash at beginning of period                                         29            2,622           1,989           4,640
                                                              --------         --------        --------        --------
Cash at end of period                                         $     25         $    547        $    479        $  1,051
                                                              ========         ========        ========        ========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                                 $ 10,201         $  1,115        $    421        $ 11,737
                                                              ========         ========        ========        ========

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

GOODWILL

Goodwill totaled $50.6 million at March 31, 2002 and represented approximately 20% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase to pretax income of $2.3 million for the six months ended March 31, 2002 and $1.2 million for the three months ended March 31, 2002. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The Company completed the initial impairment test for goodwill required by Statement No. 142. The results indicated that no reduction in goodwill was required to be recorded under the provisions of Statement No. 142. Prospectively, Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

INCOME TAXES

The Company provides an estimate of actual current tax due (refundable) together with an assessment of temporary differences resulting from the treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. Based on known and projected earnings information and any tax planning strategies, the Company then assesses the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, a valuation allowance is established.

Significant management judgment is required in determining provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At March 31, 2002, the Company had net deferred tax assets of $2.4 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's).

In Canada, the Company has recognized a valuation allowance of $954 thousand.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of customer productivity reimbursement programs and historical experience.

RESULTS OF CONTINUING OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 25, 2001

NET SALES: Net sales for the three-month period ended March 31, 2002 (second quarter 2002) were $90.3 million versus $94.2 million for the three-month period ended March 25, 2001 (second quarter 2001). This is a decrease of $3.9 million or 4.1%. The decline in net sales is due to the sale of LDM Germany, effective September 30, 2001 and the exit of certain unprofitable product lines in LDM Canada, offset by increased volumes on programs which LDM's domestic operations service.

GROSS MARGIN: Gross margin was $15.7 million or 17.4% of net sales for second quarter 2002 versus $13.5 million or 14.3% for the second quarter 2001. The increase in gross margin as a percentage of sales is the result of the Company's sale of LDM Germany, the exit of certain unprofitable product lines in LDM Canada, and operational improvements made in domestic operations.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 2002 were $12.6 million or 14.0% of net sales, compared to $14.1 million or 15.0% of net sales for second quarter 2001. The decrease in second quarter 2002 is the result of cost cutting efforts undertaken in mid-year 2001 to mitigate the potential effects of an economic slowdown in the U.S. coupled with the effect of adopting Statement of Financial Accounting Standards No. 142 (FAS
142). The adoption of FAS 142 resulted in no amortization of goodwill in the second quarter 2002. Goodwill amortized in second quarter 2001 was $1.2 million. These decreases were partially offset by certain employee severance costs incurred at the Company's Canadian facility.

INTEREST EXPENSE: Interest expense was $4.3 million for second quarter 2002 compared to $4.9 million for second quarter 2001. The decrease reflects the effect of scheduled repayments on existing senior debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The effective tax rate for the second quarter of 2002 was 38.7% compared to 28.2% for the second quarter 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses in 2002 and foreign taxes in excess of tax credits and certain nondeductible expenses in 2001.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 25, 2001

NET SALES: Net sales for the six-month period ended March 31, 2002 (first half
2002) were $185.7 million versus $193.9 million for the six-month period ended March 25, 2000 (first half 2001). This is a decrease of $8.2 million or 4.1%. The decline in net sales is due to the sale of LDM Germany, effective September 30, 2001 and the exit of certain unprofitable product lines in LDM Canada, offset by increased volumes on programs which LDM's domestic operations service.

GROSS MARGIN: Gross margin was $30.7 million or 16.5% of net sales for first half 2002 versus $34.2 million or 17.7% for first half 2001. The decline in gross margin as a percentage of sales is due to the incurrence of fixed costs related to a new manufacturing facility in Romulus, Michigan. New product launches began in second quarter 2002 and are scheduled in this facility during the third quarter of fiscal year 2002, which will assist in covering fixed costs that are currently being incurred. The effects of these costs have been offset by the Company's sale of LDM Germany, the exit of certain unprofitable product lines in LDM Canada, and operational improvements made in domestic operations.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 2002 were $23.4 million or 12.6% of net sales, compared to $29.5 million or 15.2% of net sales for first half 2002. The decrease in first half 2002 is the result of cost cutting efforts undertaken in mid-year 2001 to mitigate the potential effects of an economic slowdown in the U.S. coupled with the effect of adopting Statement of Financial Accounting Standards No. 142 (FAS 142). The adoption of FAS 142 resulted in no amortization of goodwill in first half 2002. Goodwill amortized in first half 2001 was $2.3 million. These decreases were partially offset by certain employee severance costs incurred at the Company's Canadian facility.

INTEREST EXPENSE: Interest expense was $8.0 million for first half 2002 compared to $8.9 million for first half 2001. The decrease reflects the effect of scheduled repayments on existing senior debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The credit for income taxes for first half 2002 was $0.3 million with an effective tax benefit rate of 41.6% compared to an effective benefit rate of 28.3% for first half 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses in 2002 and foreign taxes in excess of tax credits and certain nondeductible expenses in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of March 31, 2002, the Company had $148.9 million of long-term debt outstanding, $20.7 million of revolving loans and current maturities of long-term debt outstanding, and $18.1 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in the first half of 2002 was $15.5 million compared to $17.6 million in the first half of 2001. The decrease in cash provided by operating activities was the result of lower sales and the funding of fixed costs in its Romulus facility for 3 months more in first half 2002 versus first half 2001.

Capital expenditures for first half 2002 were $3.5 million compared to $13.3 million for first half 2001. The Company believes its capital expenditures will be approximately $8.3 million in fiscal year 2002. The majority of the Company's fiscal year 2002 capital expenditures will be used to facilitate new programs launching in fiscal years 2002 and 2003.

On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million, subject to certain adjustments. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $1.8 million and gross margin of approximately $200 thousand, related to the McAllen facility since the acquisition date, have been included in the Company's results.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at March 31, 2002:

       CONTRACTUAL OBLIGATIONS                                  PAYMENTS DUE BY PERIOD (000'S)
       -----------------------                                  ------------------------------

                                                           LESS THAN 1
                                                           -----------
                                              TOTAL           YEAR        1-3 YEARS   4 - 5 YEARS     AFTER 5 YEARS
                                             ------          ------       ---------   -----------     -------------
Long Term Debt                             $157,684         $ 8,735       $32,004      $111,275           $5,670
Lines of Credit                              11,968                        11,968
Operating Leases                             41,638           5,752        27,679         8,207                -
                                           --------         -------       -------      --------           ------
Total Contractual Cash Obligations         $211,290         $14,487       $71,651      $119,482           $5,670
                                           ========         =======       =======      ========           ======

   OTHER COMMERCIAL                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
   ----------------                                --------------------------------------------------
      COMMITMENTS
      -----------

                                          TOTAL AMOUNTS      LESS THAN 1
                                          -------------      -----------
                                           COMMITTED           YEAR        1 - 3 YEARS     OVER 5 YEARS
                                           ---------           ----        -----------     ------------
Unused Lines of Credit                      $34,768                         $34,768
Standby Letters of Credit                    16,264           6,857           7,328          $2,079
                                            -------          ------         -------          ------
Total Commercial Commitments                $51,032          $6,857         $42,096          $2,079
                                            =======          ======         =======          ======


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

Item 4    Submission of Matters to a Vote of       Not applicable
          Security Holders

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


                                           LDM TECHNOLOGIES, INC.


                                           By:  /s/ G. E. Borushko
                                           ---------------------------------
                                                  Gary E. Borushko
                                                  Chief Financial Officer

                                               /s/ B. N. Frederick
                                           ---------------------------------
                                                  Bradley N. Frederick
                                                  Chief Accounting Officer

                                                  Date:  May 2, 2002