Form 10-Q
period 2002-06-30
LDM TECHNOLOGIES INC
filed 2002-08-12
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)              QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                           YES X                 NO

       Number of shares common stock outstanding as of August 9, 2002: 600

                                 Total pages: 23

                             Listing of exhibits: 22

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                          Page No.
                                                                          --------
PART I           FINANCIAL INFORMATION

  ITEM 1         FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets, June 30, 2002 and
    September 30, 2001                                                       3

  Condensed Consolidated Statements of Income, three months ended
     June 30, 2002 and June 24, 2001                                         4

  Condensed Consolidated Statements of Income, nine months ended
     June 30, 2002 and June 24, 2001                                         5

  Condensed Consolidated Statements of Cash Flows, nine months ended
     June 30, 2002 and June 24, 2001                                         6

  Notes to Condensed Consolidated Financial Statements                       7

  ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     18
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  PART II       OTHER INFORMATION

  Item 1        Legal Proceedings                                           22

  Item 2        Changes in Securities                                       22

  Item 3        Defaults upon Senior Securities                             22

  Item 4        Submission of Matters to a Vote of Security Holders         22

  Item 5        Other Information                                           22

  Item 6        Exhibits and Reports on Form 8-K                            22

                Signature Page                                              23

                             LDM TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                 June 30, 2002     SEPTEMBER 30, 2001
                                                  (UNAUDITED)           (NOTE 1)
                                                 -------------     ------------------
ASSETS
Current assets:
   Cash                                               $  1,857               $  2,320
   Accounts receivable                                  61,426                 48,819
   Raw materials                                         8,447                  9,163
   Work in process                                       1,591                  1,633
   Finished goods                                        5,026                  5,885
   Mold costs                                            4,221                 19,588
   Refundable income taxes                                                      1,683
   Deferred income taxes                                 3,369                  2,612
   Other current assets                                  1,651                  2,517
                                                 -------------     ------------------
     Total current assets                               87,588                 94,220

Net property, plant and equipment                       95,080                104,526
Goodwill, net                                           50,152                 50,152
Debt issue costs, net                                    3,877                  4,258
Equity investment in affiliate                           6,850                  6,050
Deferred income taxes                                                           1,715
Other assets                                               457                  1,391
                                                 -------------     ------------------
     Totals                                           $244,004               $262,312
                                                 =============     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $ 51,411               $ 53,153
   Accrued liabilities                                  19,111                 19,032
   Accrued interest                                      5,471                  2,555
   Accrued compensation                                  4,553                  2,813
   Accrued income taxes                                    921
   Current maturities of long-term debt                  8,305                  8,735
                                                 -------------     ------------------
     Total current liabilities                          89,772                 86,288

Lines of credit and revolving debt                       1,448                 18,181
Long-term debt due after one year                      147,433                155,047
Deferred income taxes                                    1,019

STOCKHOLDERS' EQUITY
    Common stock (par value, $.10; issued
    authorized and outstanding 600 shares,
     100,000 shares)
   Additional paid-in capital                               94                     94
   Retained earnings                                     4,238                  2,702
                                                 -------------     ------------------
   Total stockholders' equity                            4,332                  2,796
                                                 -------------     ------------------
     Totals                                           $244,004               $262,312
                                                 =============     ==================


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

                             LDM TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, unless otherwise noted)

                                                            UNAUDITED
                                                        THREE MONTHS ENDED
                                                  JUNE 30, 2002    JUNE 24, 2001
                                                  -------------    -------------
Net sales                                           $ 107,195       $ 102,193

Cost of sales                                          87,161          85,711
                                                    ---------       ---------

Gross margin                                           20,034          16,482

Selling, general and administrative expenses           13,020          12,932
                                                    ---------       ---------

Operating profit                                        7,014           3,550
Interest expense                                       (3,878)         (4,221)
Equity in net income (loss) of affiliates, net            250             (49)
International currency exchange gains                      94             160
Other income (expense), net                               (41)            218
                                                    ---------       ---------

Income (loss) before income taxes                       3,439            (342)

Provision (credit) for income taxes                     1,454            (717)
                                                    ---------       ---------
Net income                                          $   1,985       $     375
                                                    =========       =========


See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the three months ended June 24, 2001.


                                     Effect of Adopting Financial Accounting Standards No. 142
                                                          Three Months Ended
                                     ---------------------------------------------------------
                                           June 30, 2002                    June 24, 2001
                                     ------------------------            --------------------
   Reported net income                                 $1,985                            $375

   Add back:  Goodwill amortization,
     net of income taxes                                                                  697

                                     ------------------------             --------------------
   Adjusted net income                                 $1,985                          $1,072
                                     ========================             ====================

                             LDM TECHNOLOGIES, INC.
                  Condensed Consolidated Statements of Income
                 (dollars in thousands, unless otherwise noted)


                                                             UNAUDITED
                                                          NINE MONTHS ENDED
                                                  JUNE 30, 2002    JUNE 24, 2001
                                                  -------------   --------------
Net sales                                             $ 292,913       $ 296,157

Cost of sales                                           242,175         245,505
                                                      ---------       ---------

Gross margin                                             50,738          50,652

Selling, general and administrative expenses             36,399          42,445
                                                      ---------       ---------

Operating profit                                         14,339           8,207
Interest expense                                        (11,905)        (13,165)
Equity in net income (loss) of affiliates, net              800            (563)
International currency exchange losses                     (319)            (71)
Other income (expense), net                                (242)         (1,045)
                                                      ---------       ---------

Income (loss) before income taxes                         2,673          (6,637)

Provision (credit) for income taxes                       1,137          (2,501)
                                                      ---------       ---------
Net income (loss)                                     $   1,536       $  (4,136)
                                                      =========       =========


See notes to condensed consolidated financial statements.
Total comprehensive income is not materially different from net income for the nine months ended June 24, 2001.

                                           Effect of Adopting Financial Accounting
                                                      Standards No. 142
                                                      Nine Months Ended
                                      --------------------------------------------------
                                           June 30, 2002               June 24, 2001
                                      ------------------------      --------------------
Reported net income (loss)                             $1,536                  $(4,136)

Add back:  Goodwill amortization,
  net of income taxes                                                            2,091

                                      ------------------------      --------------------
Adjusted net income (loss)                             $1,536                  $(2,045)
                                      ========================      ====================

                             LDM TECHNOLOGIES, INC.
                Condensed Consolidated Statements of Cash Flows
                 (dollars in thousands, unless otherwise noted)

                                                                                  UNAUDITED
                                                                               NINE MONTHS ENDED
                                                                        JUNE 30, 2002    JUNE 24, 2001
                                                                        -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $ 30,235           $ 25,367

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                              (5,552)           (18,759)
    Proceeds from disposal of property, plant and equipment                     20                251
    Reimbursement of deposits for assets to be leased                                           2,780
                                                                          --------           --------
                          NET CASH USED FOR INVESTING ACTIVITIES            (5,532)           (15,728)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt issuance, net of issuance
      costs of $389 in 2002, $929 in 2001                                     (389)             9,071
    Payments on long-term debt                                              (8,044)            (6,221)
    Net repayments on lines of credit                                      (16,733)           (17,104)
                                                                          --------           --------

                          NET CASH USED FOR FINANCING ACTIVITIES           (25,166)           (14,254)
                                                                          --------           --------

Net cash change                                                               (463)            (4,615)
Cash at beginning of period                                                  2,320              4,640
                                                                          --------           --------
Cash at end of period                                                     $  1,857           $     25
                                                                          ========           ========

SUPPLEMENTAL INFORMATION:
Depreciation                                                              $ 14,979           $ 14,249
Goodwill amortization                                                                           3,486
                                                                          --------           --------
                                                                          $ 14,979           $ 17,735
                                                                          ========           ========

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending June 30, 2002 and June 24, 2001 are not necessarily indicative of the results that may be expected for the year ending September 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase to pretax income of $3.5 million for the nine months ended June 30, 2002 and $1.2 million for the three months ended June 30, 2002.

On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $5.3 million and gross margin of approximately $1.0 million, related to the McAllen facility, since the acquisition date, have been included in the Company's results.

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

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

4.       Derivative Financial Instruments

The Company's fair values of the swap and the collar (refer to footnote 1 of the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2001) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reflected the fair value of these derivatives as a liability of $1.4 million which is included as a component of accrued liabilities at June 30, 2002. The change in fair value for the three and nine-month periods ended June 30, 2002 resulted in expense of $48 thousand and $257 thousand, respectively. The change in fair value for the three and nine-month periods ended June 24, 2001 resulted in income of $180 thousand and expense of $1.2 million, respectively.

5.       Income Taxes

The effective tax rate for the first nine months of fiscal 2002 was 42.5% compared to 37.7% for the first nine months of fiscal 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses in 2002 and foreign taxes in excess of tax credits and certain nondeductible expenses in 2001.

At June 30, 2002, the Company had net deferred tax assets of $2.4 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's) and Alternative Minimum Tax (AMT) credits.

In Canada, the Company has recognized a valuation allowance of $844 thousand.

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

The Company and its two shareholders are party to a binding stock redemption agreement (the "Stock Redemption Agreement"). Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $25 million. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life.

The Company is required to purchase and maintain life insurance policies of $25 million on the lives of each of the shareholders for as long as the Stock Redemption Agreement is in effect. The aggregate premium for these policies presently approximates $0.7 million per year. Further, the Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

The Stock Redemption Agreement may be terminated by mutual agreement of all parties.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

7.       Restructuring

The nine month period ended June 30, 2002 includes $1.3 million for expenses associated with employee severance at the Company's Canadian subsidiary. Such expense has been included as a component of selling, general and administrative expense. The employee severance relates to the downsizing of the subsidiary facility from three shifts to one shift as certain unprofitable product lines were exited. The severance costs accrued relate to approximately 345 employees. Approximately $900 thousand has been paid to date. The remaining $400 thousand has been included in accrued compensation and is expected to be paid within the next six months.

8.       Supplemental Guarantor Information

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term Loan are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Technologies Company and LDM Holding Canada, Inc.(collectively "LDM Canada"). Upon the divestiture of LDM Germany effective September 30, 2001 there are no active non-guarantor subsidiaries remaining. Accordingly, LDM Germany's results are included for each of the respective 2001 periods only.

Supplemental consolidating financial information of LDM Technologies, Inc. and LDM Canada is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
                  Condensed Consolidating Balance Sheet as of
                           June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                  LDM                               Consolidating
                                             Technologies,Inc.    LDM Canada          Entries          Consolidated
                                             -----------------    ----------        -------------      ------------
ASSETS
Current assets:
  Cash                                       $              59    $    1,798                           $      1,857
  Accounts receivable                                   58,846         2,580                                 61,426
  Raw materials                                          7,345         1,102                                  8,447
  Work in process                                        1,332           259                                  1,591
  Finished goods                                         4,808           218                                  5,026
  Mold costs                                             4,148            73                                  4,221
  Prepaid expenses                                       1,604            47                                  1,651
  Deferred income taxes                                  3,321            48                                  3,369
                                             -----------------    ----------        -------------      ------------
Total current assets                                    81,463         6,125                                 87,588

Net property, plant and equipment                       84,391        10,689                                 95,080
Investment in subsidiaries and affiliates               10,035                      $      (3,185)            6,850
Note receivable, affiliates                              8,438                             (8,438)
Goodwill                                                50,152                                               50,152
Debt issue costs                                         3,877                                                3,877
Other                                                      457                                                  457
                                             -----------------    ----------        -------------      ------------
                                             $         238,813    $   16,814        $     (11,623)     $    244,004
                                             =================    ==========        =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $          46,599    $    4,681        $         131      $     51,411
  Accrued liabilities                                   19,110             1                                 19,111
  Accrued interest                                       5,471                                                5,471
  Accrued compensation                                   4,175           378                                  4,553
  Income taxes payable                                     921                                                  921
  Current maturities of long-term debt                   8,305                                                8,305
                                             -----------------    ----------        -------------      ------------
Total current liabilities                               84,581         5,060                  131            89,772

Lines of credit and revolving debt                       1,448                                                1,448
Long-term debt due after one year                      147,433         8,568               (8,568)          147,433
Deferred income taxes                                    1,019                                                1,019

Stockholders' equity:
  Common stock                                                         5,850               (5,850)
  Additional paid-in capital                                94                                                   94
  Retained earnings                                      4,238        (2,664)               2,664             4,238
                                             -----------------    ----------        -------------      ------------
Total stockholders' equity                               4,332         3,186               (3,186)            4,332
                                             -----------------    ----------        -------------      ------------
Total liabilities and stockholders' equity   $         238,813    $   16,814        $     (11,623)     $    244,004
                                             =================    ==========        =============      ============

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 30, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)


                                                   LDM                              Consolidating
                                           Technologies, Inc.     LDM Canada           Entries          Consolidated
                                           ------------------     ----------        --------------      ------------
ASSETS
Current assets:
  Cash                                     $             23       $    2,297                            $      2,320
  Accounts receivable                                41,426            7,393                                  48,819
  Raw materials                                       7,159            2,004                                   9,163
  Work in process                                     1,266              367                                   1,633
  Finished goods                                      5,354              531                                   5,885
  Mold costs                                         19,221              367                                  19,588
  Prepaid expenses                                    2,462               55                                   2,517
  Refundable income taxes                             1,683                                                    1,683
  Deferred income taxes                               2,565               47                                   2,612
                                            ---------------       ----------        --------------      ------------
Total current assets                                 81,159           13,061                                  94,220

Net property, plant and equipment                    91,819           12,707                                 104,526
Investment in subsidiaries and affiliates            10,102                         $       (4,052)            6,050
Note receivable, affiliates                          10,685                                (10,685)
Goodwill                                             50,152                                                   50,152
Debt issue costs                                      4,258                                                    4,258
Deferred income taxes                                 1,715                                                    1,715
Other                                                 1,391                                                    1,391
                                            ---------------       ----------        --------------      ------------
                                            $       251,281           25,768        $      (14,737)     $    262,312
                                            ===============       ==========        ==============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $        44,678            9,028        $         (553)     $     53,153
  Accrued liabilities                                17,713            1,319                                  19,032
  Accrued interest                                    2,555                                                    2,555
  Accrued compensation                                1,576            1,237                                   2,813
  Current maturities of long-term debt                8,735                                                    8,735
                                            ---------------       ----------        ---------------     ------------
Total current liabilities                            75,257           11,584                  (553)           86,288

Lines of credit and revolving debt                   18,181                                                   18,181
Long-term debt due after one year                   155,047           10,131               (10,131)          155,047

Stockholders' equity:
  Common stock                                                         5,850                (5,850)
  Additional paid-in capital                             94                                                       94
  Retained earnings                                   2,702           (1,797)                1,797             2,702
                                            ---------------       ----------        --------------      ------------
Total stockholders' equity                            2,796            4,053                (4,053)            2,796
                                            -----------------     ----------        ---------------     ------------

Total liabilities and stockholders' equity  $       251,281       $   25,768        $      (14,737)     $    262,312
                                            =================     ==========        ===============     ============

                             LDM TECHNOLOGIES, INC.
            Condensed Consolidating Statement of Operations for the
                  Three-Months Ended June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                LDM
                                           Technologies,       LDM       Consolidating
                                                Inc.          Canada        Entries     Consolidated
                                           -------------      ------     -------------  ------------
Net sales                                  $     100,712      $6,483                    $    107,195

Cost of sales                                     81,328       5,833                          87,161
                                           -------------      ------     ------------   ------------

Gross margin                                      19,384         650                          20,034

Selling, general and administrative
  expenses                                        12,800         220                          13,020
                                           -------------      ------     ------------   ------------

Operating profit                                   6,584         430                           7,014
Interest expense                                  (3,842)       (250)    $        214         (3,878)
Equity in net income of subsidiaries
  and affiliates                                     524                         (274)           250
International currency exchange
  gains                                                           94                              94
Other income (expense), net                          173                         (214)           (41)
                                           -------------      ------     ------------   ------------

Income before income taxes                         3,439         274             (274)         3,439

Provision for income taxes                         1,454                                       1,454
                                           -------------      ------     ------------   ------------
Net income                                 $       1,985      $  274     $       (274)  $      1,985
                                           =============      ======     ============   ============

                             LDM TECHNOLOGIES, INC.
            Condensed Consolidating Statement of Operations for the
                  Three-Months Ended June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                         LDM
                                    Technologies,      LDM             LDM      Consolidating
                                        Inc.          Canada         Germany       Entries     Consolidated
                                    -------------     ------         -------    -------------  ------------
 Net sales                             $  81,729     $ 15,651       $  4,813                   $   102,193

 Cost of sales                            64,188       16,555          4,968                        85,711
                                       ---------     --------       --------                   -----------

 Gross margin                             17,541         (904)          (155)                       16,482

 Selling, general and
 administrative
     expenses                             12,190          290            452                        12,932
                                       ---------     --------       --------                   -----------

 Operating profit (loss)                   5,351       (1,194)          (607)                        3,550
 Interest expense                         (4,186)        (291)                     $   256          (4,221)
 Equity in net loss of
 subsidiaries                             (1,460)                                    1,411             (49)
     and affiliates
 International currency                                   160                                          160
 exchange gain
 Other income, net                           468                           6          (256)            218
                                       ---------     --------       --------       -------     -----------

 Income (loss) before income                 173       (1,325)          (601)        1,411            (342)
 taxes

 Credit for income taxes                    (202)        (515)                                        (717)
                                      ----------     --------       --------       -------     -----------
 Net income (loss)                     $     375     $   (810)      $   (601)      $ 1,411     $       375
                                       =========     ========       ========       =======     ===========


                             LDM TECHNOLOGIES, INC.
                Condensed Consolidating Statement of Operations
              for the Nine-Months Ended June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                  LDM
                                             Technologies,        LDM     Consolidating
                                                 Inc.           Canada       Entries     Consolidated
                                             -------------     --------   -------------  ------------
 Net sales                                   $     267,090     $ 25,823                      $292,913

 Cost of sales                                     219,054       23,121                       242,175
                                             -------------     --------                  ------------

 Gross margin                                       48,036        2,702                        50,738

 Selling, general and administrative
     expenses                                       33,948        2,451                        36,399
                                             -------------     --------                  ------------

 Operating profit                                   14,088          251                        14,339
 Interest expense                                  (11,817)        (802)  $       714         (11,905)

 Equity in net loss of subsidiaries
     and affiliates                                    (67)                       867             800
  International currency exchange
     losses                                                        (319)                         (319)
 Other income (expense), net                           472                       (714)           (242)
                                             -------------     --------   -----------    ------------

 Income (loss) before income
     taxes                                           2,676         (870)          867           2,673

 Provision (credit) for income
     taxes                                           1,140           (3)                        1,137
                                             -------------     --------   -----------    ------------
 Net income (loss)                           $       1,536     $   (867)  $       867    $      1,536
                                             =============     ========   ===========    ============


                             LDM TECHNOLOGIES, INC.
                Condensed Consolidating Statement of Operations
              for the Nine-Months Ended June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                            LDM
                                       Technologies,        LDM             LDM      Consolidating
                                            Inc.           Canada         Germany       Entries      Consolidated
                                       -------------       ------         -------    -------------   ------------
 Net sales                              $238,873          $ 41,627       $ 15,657                      $296,157

 Cost of sales                           186,483            43,284         15,738                       245,505
                                        --------          --------       --------                      --------

 Gross margin                             52,390            (1,657)           (81)                       50,652

 Selling, general and administrative
     expenses                             40,380               845          1,220                        42,445
                                        --------          --------       --------                      --------

 Operating profit (loss)                  12,010            (2,502)        (1,301)                        8,207
 Interest expense                        (13,076)             (872)                   $      783        (13,165)
 Equity in net loss of subsidiaries
     and affiliates                       (4,161)                                          3,598           (563)
 International currency exchange
     losses                                                    (71)                                         (71)
 Other income (expense), net                (277)                              15           (783)        (1,045)
                                       ---------          --------       --------     ----------       --------

 Loss before income taxes                 (5,504)           (3,445)        (1,286)         3,598         (6,637)

 Credit for income taxes                  (1,368)           (1,133)                                      (2,501)
                                       ---------          --------       --------     ----------       --------
 Net income (loss)                      $ (4,136)         $ (2,312)      $ (1,286)    $    3,598       $ (4,136)
                                       =========          ========       ========     ==========       ========


                             LDM TECHNOLOGIES, INC.
                Condensed Consolidating Statement of Cash Flows
              for the Nine-Months Ended June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                                 LDM
                                                            Technologies,         LDM
                                                                 Inc.            Canada         Consolidated
                                                            --------------   -------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         $28,432           $1,803            $30,235

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                     (5,497)             (55)            (5,552)
   Proceeds from sale of property, plant and
      equipment                                                        20                                  20
                                                            -------------    -------------      -------------

NET CASH USED FOR INVESTING ACTIVITIES                             (5,477)             (55)            (5,532)


CASH FLOW FROM FINANCING ACTIVITIES
  Borrowing (to)/from affiliates                                    2,247           (2,247)
  Costs associated with debt acquisition                             (389)                               (389)
  Payments on long-term debt                                       (8,044)                             (8,044)
  Net repayments on line of credit borrowings                     (16,733)                            (16,733)
                                                            -------------    -------------      -------------
NET CASH USED BY FINANCING ACTIVITIES                             (22,919)          (2,247)           (25,166)
                                                            -------------    -------------      -------------

Net cash change                                                        36             (499)              (463)
Cash at beginning of period                                            23            2,297              2,320
                                                            -------------    -------------      -------------
Cash at end of period                                                 $59           $1,798             $1,857
                                                            =============    =============      =============

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                                     $12,906           $2,073            $14,979
                                                            =============    =============      =============

                             LDM TECHNOLOGIES, INC.
                Condensed Consolidating Statement of Cash Flows
              for the Nine-Months Ended June 24, 2001 (Unaudited)
                 (dollars in thousands, unless otherwise noted)


                                                            LDM
                                                       Technologies,     LDM            LDM
                                                           Inc.         Canada        Germany     Consolidated
                                                       -------------    ------        -------     ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        $ 26,675       $    257       $ (1,565)      $ 25,367

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment           (16,638)        (1,608)          (513)       (18,759)
    Proceeds from disposal of property, plant, and
        equipment                                            251                                          251
    Refund of deposits for assets to be leased             2,780                                        2,780
                                                        --------       --------       --------       --------

NET CASH USED FOR INVESTING ACTIVITIES                   (13,607)        (1,608)          (513)       (15,728)

CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from long-term debt issuance                 10,000                                       10,000
    Borrowing (to)/from affiliates                         1,182         (1,271)            89
    Costs associated with debt acquisition                  (929)                                        (929)
    Payments on long-term debt                            (6,221)                                      (6,221)
    Net repayments on line of credit borrowings          (17,104)                                     (17,104)
                                                        --------       --------       --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (13,072)        (1,271)            89        (14,254)
                                                        --------       --------       --------       --------

Net cash change                                               (4)        (2,622)        (1,989)        (4,615)
Cash at beginning of period                                   29          2,622          1,989          4,640
                                                        --------       --------       --------       --------
Cash at end of period                                   $     25       $              $              $     25
                                                        ========       ========       ========       ========

SUPPLEMENTAL INFORMATION:
Depreciation and amortization                           $ 15,354       $  1,752       $    629       $ 17,735
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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

GOODWILL

Goodwill totaled $50.2 million at June 30, 2002 and represented approximately 20.6% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase of $3.5 million to pretax income for the nine months ended June 30, 2002 and $1.2 million for the three months ended June 30, 2002. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The Company completed the initial impairment test for goodwill required by Statement No. 142. The results indicated that no reduction in goodwill was required to be recorded under the provisions of Statement No.
142. Prospectively, Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At June 30, 2002, the Company had net deferred tax assets of $2.4 million. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's) and Alternative Minimum Tax (AMT) credits.

In Canada, the Company has recognized a valuation allowance of $844 thousand.

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 24, 2001

NET SALES: Net sales for the three-month period ended June 30, 2002 (third quarter 2002) were $107.2 million versus $102.2 million for the three-month period ended June 24, 2001 (third quarter 2001). This is an increase of $5.0 million or 4.9%. The increase in net sales is due to the purchase of the McAllen, Texas facility, launch of new business from the Company's facility in Romulus, Michigan and increased volumes on programs serviced by LDM's domestic operations, offset by the sale of LDM Germany (effective September 30, 2001) and the exit of certain unprofitable product lines in LDM Canada.

GROSS MARGIN: Gross margin was $20.0 million or 18.7% of net sales for third quarter 2002 versus $16.5 million or 16.1% for the third quarter 2001. The increase in gross margin as a percentage of sales is the result of the Company's sale of LDM Germany, the exit of certain unprofitable product lines in LDM Canada, the launch of new business from the Company's facility in Romulus, Michigan and operational improvements made in domestic operations.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for third quarter 2002 were $13.0 million or 12.1% of net sales, compared to $12.9 million or 12.6% of net sales for third quarter 2001. The decrease as a percentage of sales in third quarter 2002 is the result of cost cutting efforts undertaken in mid-year 2001 to mitigate the potential effects of an economic slowdown in the U.S. coupled with the effect of adopting Statement of Financial Accounting Standards No. 142 (FAS 142). The adoption of FAS 142 resulted in no amortization of goodwill in the third quarter 2002. Goodwill amortized in third quarter 2001 was $1.2 million. The effect of these items was offset by the reinstatement of certain employee benefits which had been frozen throughout fiscal year 2001.

INTEREST EXPENSE: Interest expense was $3.9 million for third quarter 2002 compared to $4.2 million for third quarter 2001. The decrease reflects the effect of repayments on existing senior term and revolver debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The effective tax rate for the third quarter of 2002 was 42.3% compared to 206.6% for the third quarter 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses in 2002 and foreign taxes in excess of tax credits and certain nondeductible expenses in 2001.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 24, 2001

NET SALES: Net sales for the nine-month period ended June 30, 2002 (Year to date June 2002) were $292.9 million, a decrease of $3.3 million, or 1.0%, from net sales of $296.2 million for the nine-month period ended June 24, 2001 (Year to date June 2001). The decline in net sales is due to the sale of LDM Germany, effective September 30, 2001 and the exit of certain unprofitable product lines in LDM Canada, offset by the purchase of the McAllen, Texas facility, launch of new business from the Company's facility in Romulus, Michigan and increased volumes on programs serviced by LDM's domestic operations.

GROSS MARGIN: Gross margin was $50.7 million or 17.3% of net sales for Year to date June 2002, compared to $50.7 million or 17.1% of net sales for Year to date June 2001. The increase in gross margin as a percentage of sales is the result of the Company's sale of LDM Germany, the exit of certain unprofitable product lines in LDM Canada, the launch of new business from the Company's facility in Romulus, Michigan and operational improvements made in domestic operations.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for Year to date June 2002 were $36.4 million, or 12.4% of net sales, compared to $42.4 million, or 14.3% of net sales, for Year to date June 2001. The decrease in Year to date June 2002 is the result of cost cutting efforts undertaken in mid-year 2001 to mitigate the potential effects of an economic slowdown in the U.S. coupled with the effect of adopting Statement of Financial Accounting Standards No. 142 (FAS 142). The adoption of FAS 142 resulted in no amortization of goodwill Year to date June 2002. Goodwill amortized Year to date June 2001 was $3.5 million. These decreases were partially offset by certain employee severance costs incurred at the Company's Canadian facility during the quarter ended March 31, 2002 and the reinstatement of certain employee benefits which had been frozen throughout fiscal year 2001.

INTEREST EXPENSE: Interest expense was $11.9 million for Year to date June 2002 compared to $13.2 million for Year to date June 2001. The decrease reflects the effect of repayments on existing senior term and revolver debt as well as a reduction in interest rates related to variable rate borrowings.

INCOME TAXES: The provision for income taxes for Year to date June 2002 was $1.1 million with an effective tax rate of 42.5%, as compared to a credit of $2.5 million with an effective tax rate of 37.7% for Year to date June 2001. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses in 2002 and foreign taxes in excess of tax credits and certain nondeductible expenses in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of June 30, 2002, the Company had $147.4 million of long-term debt outstanding, $9.8 million of revolving loans and current maturities of long-term debt outstanding, and $36.4 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in the first nine months of fiscal 2002 was $30.2 million compared to $25.4 million in the first nine months of fiscal 2001. The increase in cash provided by operations is the result of cost cutting initiatives completed in fiscal year 2001 and operational improvements made to date in fiscal year 2002.

Capital expenditures for the first nine months 2002 were $5.6 million compared to $18.8 million for the first nine months of fiscal 2001. The Company believes its capital expenditures will be approximately $8.8 million in fiscal year 2002. The majority of the Company's fiscal year 2002 capital expenditures will be used to facilitate new programs launching in fiscal years 2002 and 2003.

On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $5.3 million and gross margin of approximately $1.0 million, related to the McAllen facility since the acquisition date, have been included in the Company's results.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at June 30, 2002:


      CONTRACTUAL OBLIGATIONS                               PAYMENTS DUE BY PERIOD (000'S)
      -----------------------                               ------------------------------

                                                     LESS THAN 1
                                          TOTAL         YEAR        1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
                                        --------     -----------    ---------    ---------    -------------
Long Term Debt                          $155,737      $  8,305      $ 30,487      $111,275      $  5,670
Lines of Credit                            1,448                       1,448
Operating Leases                          34,313         9,349        22,399         2,565            --
                                        --------      --------      --------      --------      --------
Total Contractual Cash Obligations      $191,498      $ 17,654      $ 54,334      $113,840      $  5,670
                                        ========      ========      ========      ========      ========


   OTHER COMMERCIAL COMMITMENTS                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
   ----------------------------                               --------------------------------------------------

                                        TOTAL AMOUNTS LESS THAN 1
                                         COMMITTED     YEAR         1-3 YEARS     OVER 5 YEARS
                                         ---------     ----         ---------     ------------
Unused Lines of Credit                   $45,288                    $ 45,288
Standby Letters of Credit                 16,264         6,857         7,328        $ 2,079
                                        --------      --------      --------        -------
Total Commercial Commitments             $61,552      $  6,857      $ 52,616        $ 2,079
                                        ========      ========      ========        =======

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's exposure to market risk since September 30, 2001, except that the fair value of the Company's fixed rate debt has increased to approximately $77 million at June 30, 2002.

                          PART II - OTHER INFORMATION

  Item 1     Legal Proceedings                                Not applicable

  Item 2     Changes in Securities                            Not applicable

  Item 3     Defaults upon Senior Securities                  Not applicable

  Item 4     Submission of Matters to a Vote of Security      Not applicable
             Holders

  Item 5     Other information                                Not applicable

  Item 6     Exhibits and Reports on Form 8-K

                                                              The registrant filed a Current Report on Form 8-K dated May 6, 2002 as to a Subordinated Bond Exchange Offer, Current Report on Form 8-K
                                                              dated June 12, 2002 as to Supplement No. 1 to the Subordinated Bond
                                                              Exchange Offer, Current Report on Form 8-K dated July 3, 2002 as to
                                                              Supplement No. 2 to the Subordinated Bond Exchange Offer, and Current
                                                              Report on Form 8-K date July 31, 2002 as to termination of the
                                                              Subordinated Bond Exchange Offer.



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


                                 LDM TECHNOLOGIES, INC.


                                 By:  /s/ G. E. Borushko
                                 ----------------------------
                                          Gary E. Borushko
                                          Chief Financial Officer

                                      /s/ B. N. Frederick
                                 -----------------------
                                          Bradley N. Frederick
                                          Chief Accounting Officer

                                          Date:  August 12, 2002


                                  CERTIFICATION


    The undersigned, Alan C. Johnson, Chief Executive Officer, and Gary E. Borushko, Chief Financial Officer, of LDM Technologies, Inc., a Michigan corporation (the "Company") do hereby certify that the periodic report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 containing financial statements of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    IN WITNESS WHEREOF, we have signed this Certification as of the 12th day of August, 2002.




                                 By:  /s/ A.C. Johnson
                                 ---------------------
                                      Alan C. Johnson
                                      Chief Executive Officer

                                 /s/   G.E. Borushko
                                 ---------------------
                                       Gary E. Borushko
                                       Chief Financial Officer