Form 10-K
period 2002-09-29
LDM TECHNOLOGIES INC
filed 2002-12-09
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 2002.

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act)   Yes [ ]     No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of November 29, 2002, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

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

              Expansion of OEM Supplier Responsibilities. Since the 1980s, OEMs such as Ford, General Motors and DaimlerChrysler have been actively reducing their supplier base to include only those suppliers which accept significant responsibility for product management and meet increasingly strict standards for product quality, on-time delivery and manufacturing costs. These suppliers are expected to control many aspects of the production of system components, including design, development, component sourcing, manufacturing, quality assurance, testing and delivery to the customer's assembly plant.

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

              Market-based Pricing. In an effort to reduce costs and to ensure the affordability and competitiveness of their products, OEMs are sourcing automotive components using a market-based pricing approach. In using such a market-based approach, OEMs establish a target price, or the price the market is willing to pay for a vehicle, and systematically divide this price into system and component target prices. In addition, under market-based pricing, the OEMs often require annual price reductions for the vehicle's systems and components. As a result, the market-based approach to pricing has generally required automotive suppliers to focus on continually reducing product costs while simultaneously improving quality standards.

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

CUSTOMERS

         The Company's principal customers are Ford, Visteon, General Motors and DaimlerChrysler for which it supplies components and subassemblies for a variety of light duty trucks (including sport utility vehicles), minivans and passenger cars. While the Company's products are generally used on a diverse group of over 90 models, the Company's sales and marketing efforts have been directed towards those sectors of the automotive market which have experienced strong consumer demand and growth in sales.

         The approximate percentage of net sales to the principal customers of the Company for the twelve-month period ended September 29, 2002 are shown below:

Ford.....................................................................       35%
Visteon..................................................................       10%
General Motors ..........................................................       30%
DaimlerChrysler..........................................................        6%
Other Automotive.........................................................       17%
Non-Automotive...........................................................        2%
                                                                              -----
          Total..........................................................      100%
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

Customer                                                               Model
----------------------------------------------------------------------------
General Motors-truck..........................................         Astro/Safari
                                                                       Blazer/Bravada/Jimmy
                                                                       Trailblazer/Envoy
                                                                       Sonoma Pick-up/S10 Pick-up
                                                                       GMC Sierra/Silverado
                                                                       Venture/Silhouette/Trans Sport
                                                                       Suburban
                                                                       Tahoe

General Motors-car............................................         Seville
                                                                       Aurora/Riviera
                                                                       Cavalier/Sunbird/Sunfire
                                                                       Corvette
                                                                       Grand Prix/Cutlass
                                                                       Intrigue
                                                                       Lumina
                                                                       Malibu
                                                                       Monte Carlo
                                                                       Park Avenue
                                                                       Saturn/Z
                                                                       Park Avenue
                                                                       Bonneville
                                                                       Regal
                                                                       Impala

Ford-truck....................................................         Econoline
                                                                       Expedition
                                                                       Explorer
                                                                       Escape/Tribute
                                                                       F-Series Truck
                                                                       Ranger
                                                                       Windstar
                                                                       Navigator

Ford-car......................................................         Continental
                                                                       Contour/Mystique
                                                                       Crown Victoria/Grand Marquis
                                                                       Escort (US and Europe)
                                                                       Focus
                                                                       Mustang
                                                                       Thunderbird /Lincoln LS
                                                                       Taurus/Sable
                                                                       Lincoln Town Car
                                                                       Mercury Cougar
                                                                       Jaguar X200/X400

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

DaimlerChrysler-car...........................................         Avenger/Sebring
                                                                       Breeze/Cirrus/Stratus
                                                                       Concord/Intrepid
                                                                       LHS 300
                                                                       Neon
                                                                       Viper

DESIGN AND PRODUCT ENGINEERING

         The Company is a full service Tier I supplier with advanced engineering capabilities which enable it to design innovative, high-quality products that provide value to its customers. The Company has a Design Center in Auburn Hills, Michigan to provide an environment for trend-setting conceptual design and product development. The Company has made other significant investments in conceptual design capabilities that allow it to participate in the earliest stages of programs. For instance, the Company has embraced computer-aided simulation directly linked to customer computer networks as a means of reducing the cost and time required to develop new products. The industrial design activity has augmented the Company's traditional modeling methods with computer-aided technology which reduces staff requirements as well as simplifying the integration of design and engineering functions. The Company has transitioned from computer-aided design shell to solid modeling which provides a direct link to rapid prototyping. The Company's design staff employs ALIAS and CATIA computer software and hardware to provide three-dimensional virtual modeling and product animation. Analytical tools employed include finite element analysis for structural analysis, kinematics for mechanisms, computational fluid dynamics for airflow studies and moldfilling analysis for injection molding optimization and warp prediction.

MANUFACTURING

         The Company's OEM customers are favoring suppliers capable of delivering quality products, controlling manufacturing costs and integrating, through design capabilities, multiple components into larger systems. The Company has responded to this challenge by implementing a lean manufacturing program and adopting advanced processing technology.

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

         The Company believes its broad base of Class A paint application capabilities positions it well for supplying the domestic and foreign exterior trim market. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. The Company has also recently developed paint application technology utilizing innovative robotic applications which has enabled the Company to reduce costs by improving cycle times and reducing scrap.

         The Company has been recognized as a quality supplier by its OEM customers, and has received Ford's Q1 Award and DaimlerChrysler's Pentastar Award. All of the Company's facilities are QS9000 certified.

MARKETING

         Sales of the Company's products to OEMs are made directly by the Company's sales and engineering force, headquartered in Michigan. Through the sales and engineering office, the Company services its OEM customers and manages its continuing programs of product design improvement and development. The Company's sales and engineering force currently consists of approximately 80 individuals, including several who are located periodically at various OEMs' offices in order to facilitate the development of new programs.

COMPETITION

         The automotive supplier industry is highly competitive. A large number of actual or potential competitors exist, including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include: Progressive Dynamics Inc., Summit Polymers Inc. and Collins & Aikman, in instrument panel components; Magna International Inc., Visteon, Meridian, Plastics Omnium, Venture Holdings Corporation and Flex-N-Gate in exterior trim components; and Key Plastics Inc. and Lacks Industries in under-the-hood components.

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

RAW MATERIALS

         The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene, polycarbonate and acrylonitrile-butadiene-styrene, paint, and steel for production molds, all of which are available from many sources. The resins used in the Company's business historically have been subject to price fluctuations. In the past, the Company has been unable to pass price increases in resins through to its customers. The Company does, however, source raw material contracts based on a preferred supplier list. To be "preferred" a supplier must be willing to sign a cost management contract whereby assistance is extended to the Company in reducing costs through piece price reductions, material substitution suggestions and process improvement initiatives in lieu of annual percentage rebates based upon calendar year purchases. There can be no assurance that a material increase in the price of resin will not adversely affect the Company's results of operations. The Company has not experienced significant raw material shortages and does not anticipate significant raw material shortages in the foreseeable future.

EMPLOYEES

         As of September 29, 2002, the Company's workforce included 3,595 employees, of which 610 were salaried workers, and 2,985 were hourly workers including temporary and part-time employees. The Company has 279 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 2004. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

         The Company has taken steps, including the installation of an Environmental, Health and Safety group, to reduce the environmental risks associated with its operations, and believes that it is currently in compliance with applicable Environmental Laws.

Item 2. Properties

         The Company conducts molding, painting and assembly operations in approximately 1.6 million square feet of space in a total of 16 manufacturing locations. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. Detail of each manufacturing location is scheduled below:

LOCATION                                     OWNED/LEASED         SQUARE FOOTAGE
---------                                    ------------         --------------
Circleville, OH                                 Owned                 71,300
Napoleon, OH                                    Leased               150,000
Franklin, TN                                    Owned                122,000
Kendallville, IN                                Owned                 60,000
Byesville, OH                                   Owned                160,000
Romulus, MI                                     Leased               280,000
Leamington, Ontario, Canada                     Owned                200,000
New Hudson, MI                                  Owned                 57,900
Hartland, MI                                    Owned                 44,600
Fowlerville, MI                                 Owned                 65,000
Clarkston, MI                                   Owned                 21,600
Croswell, MI                                    Leased                80,900
St. Clair, MI                                   Leased                35,000
St. Clair, MI (currently vacant)                Owned                 29,100
Harlingen, TX                                   Leased                42,900
McAllen, TX                                     Leased                73,000
Port Huron, MI                                  Leased               142,000

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

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

         There is no public trading market for the Company's Common Stock. As of September 29, 2002, there were two holders of record of the Company's Common Stock.

Item 6. Selected Financial Data

                             Summary Financial Data
                             (dollars in thousands)

The following table sets forth summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 27, 1998, September 26, 1999, September 24, 2000, September 30, 2001 and September 29, 2002. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.


                                               SEPT. 27    SEPT. 26     SEPT. 24      SEPT. 30      SEPT. 29
                                                 1998        1999         2000          2001          2002
                                             -----------  ----------  -----------   -----------   -----------
    Statement of operations
      data
      Net sales                               $ 438,960    $467,912    $ 451,979     $ 390,239     $ 390,926
      Cost of sales                             370,424     388,749      374,568       341,841       333,916
      Gross margin                               68,536      79,163       77,411        48,398        57,010
      Selling, general and administrative
         expenses                                45,920      53,850       53,301        46,255        37,137
      Interest expense                           19,814      21,067       19,955        17,642        15,810
      Impairment of long-lived assets            10,523
      Gain on sale of LDM Germany                                                          553
      Net income (loss)                          (7,067)       (761)        (413)       (9,410)        1,801

    Other financial data
      Cash flows from operating activities    $  19,547    $ 26,611    $  31,985     $  26,596     $  16,422
      EBITDA (a)                                 41,898      44,436       44,253        24,273        39,041
      Depreciation and amortization              19,866      22,025       23,653        24,589        20,832
      Capital expenditures                       14,143      22,003       14,580        20,512         6,702



      Ratio of EBITDA to interest expense           2.1         2.1          2.2           1.4           2.5
      Ratio of debt to EBITDA                       5.4         4.8          4.4           7.5           4.4


    Balance sheet data
      Cash                                    $   3,317    $  4,317    $   4,640     $   2,320     $     932
      Total assets                              327,651     312,143      297,723       262,312       257,487
      Total debt                                224,444     213,102      194,646       181,963       170,271
      Stockholder's equity                       13,358      12,920       13,940         2,796         4,597

(a) EBITDA is defined as income (loss) from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be, used as an indicator or alternative to operating income, net income (loss) or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States and may not be comparable to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:



                                             SEPT. 27      SEPT. 26      SEPT. 24      SEPT. 30      SEPT. 29
                                                1998         1999          2000          2001          2002
                                             ---------    ----------    ----------    ----------    ----------
   Net income (loss)                          $(7,067)     $  (761)      $  (413)      $(9,410)      $ 1,801
   Add (deduct) the following:
     Impairment of long-lived assets           10,523
     Gain on sale of LDM Germany                                                          (553)
     Provision for income taxes                  (538)       2,805         2,005        (6,906)        1,668
     Interest expense                          19,814       21,067        19,955        17,642        15,810
     Depreciation and amortization*            19,166       21,325        22,706        23,500        19,762
                                              -------      -------       -------       -------       -------
   EBITDA                                     $41,898      $44,436       $44,253       $24,273       $39,041
                                              =======      =======       =======       =======       =======

    *Excluding amortization of debt issue costs included in interest expense.

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

         In September 2000, the Company began making improvements to a leased facility in Romulus, Michigan to ready itself for new programs that were to be launched in mid-fiscal year 2001. Subsequent to the facility's completion, the program launch dates were delayed by one year. The programs require large injection molding machines as well as a paint line. The building and most machinery and equipment have been leased. In fiscal year 2001, the new facility's costs (primarily leases for building and machinery and equipment) approximated $9.0 million. The facility had minimal revenues in fiscal 2001 to offset fixed expenses. In fiscal year 2002, the new facility costs (net of revenues) approximated $14.6 million which consisted of lease cost, equipment testing and modification costs, workforce training cost and launch costs for new programs. The facility had revenues of $31.9 million in fiscal 2002 to offset fixed and start-up expenses. Programs launched from the new facility in March and August of fiscal year 2002 will account for nearly $75 million in incremental revenue on an annualized basis.

         On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $7.9 million and gross margin of approximately $1.3 million, related to the McAllen facility since the acquisition date, have been included in the Company's results.

         On September 30, 2001, the Company sold its ownership shares in LDM Technologies GmbH (LDM Germany) for a minimal amount. The Company recognized a pretax gain of $553,000 on the sale.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions to Form 10-K and Article 3 of Regulation S-X. The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

                                    GOODWILL

Goodwill totaled $50.2 million at September 29, 2002 and represented approximately 19.5% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase of $4.6 million to pretax income for the year ended September 29, 2002. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

                                  INCOME TAXES

The Company provides an estimate of actual current tax due together with an assessment of temporary differences resulting from the treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. Based on known and projected earnings information and any tax planning strategies, the Company then assesses the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, a valuation allowance is established.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At September 29, 2002, the Company had net deferred tax assets, after valuation allowances, of $1.0 million.

Deferred tax assets in Canada relate primarily to net operating loss carryforwards (NOL's) for which the Company has recognized a valuation allowance of $1.1 million.

In the United States realization of the deferred tax assets is dependent upon future taxable income. Based on consideration of historical and future earnings before income taxes, the Company believes it is more likely than not that the deferred tax assets, beyond those specifically reserved, will be realized.

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


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 29, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001

NET SALES: Net sales for fiscal year 2002 were $390.9 million, a decrease of $0.7 million, or 0.1%, from $390.2 million in fiscal year 2001. The unchanged net sales resulted from the sale of LDM Germany, effective September 30, 2001 and the exit of certain unprofitable product lines in LDM Canada, offset by the purchase of the McAllen, Texas facility, launch of new business from the Company's facility in Romulus, Michigan and increased volumes on programs serviced by LDM's domestic operations.

GROSS MARGIN: Gross margin was $57.0 million, or 14.6% of net sales, for fiscal year 2002 compared to $48.4 million, or 12.4% of net sales, for fiscal year 2001. The increase in gross margin as a percentage of sales is the result of the Company's sale of LDM Germany, the exit of certain unprofitable product lines in LDM Canada, the launch of new business from the Company's facility in Romulus, Michigan and operational improvements made in domestic facilities. Improvements were partially offset by $1.1 million of employee severance costs incurred at the Company's Canadian facility.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal year 2002 were $37.1 million, or 9.5% of net sales, compared to $46.3 million, or 11.9% of net sales, for fiscal year 2001. The decrease is the result of cost cutting efforts undertaken in mid-year 2001 to mitigate the potential effects of an economic slowdown in the U.S. coupled with the effect of adopting Statement of Financial Accounting Standards No. 142 (FAS 142). The adoption of FAS 142 resulted in no amortization of goodwill throughout fiscal year 2002. Goodwill amortization in fiscal year 2001 was $4.6 million. These decreases were partially offset by the reinstatement of certain employee benefits which had been frozen throughout fiscal year 2001.

INTEREST EXPENSE: Interest expense was $15.8 million for fiscal year 2002, compared to $17.6 million for fiscal year 2001. The decrease relates to reduction of principal through debt repayments and a decrease in variable interest rates.

EQUITY IN INCOME/LOSSES OF AFFILIATES: Equity in income of affiliates was $1.3 million for fiscal year 2002, compared to a loss of $0.1 million for fiscal year 2001. In 2001, the Company wrote off all remaining investments in the DBM joint venture through equity losses as discussed in Note 2 of the consolidated financial statements.

GAIN ON SALE OF LDM GERMANY: As previously discussed, on September 30, 2001, the Company sold its ownership shares in LDM Germany for a minimal amount. As a result, the Company recognized a gain of $553,000 on the sale in fiscal year 2001.

OTHER: Other loss was $1.4 million for fiscal year 2002, compared to a loss of $1.6 million for fiscal year 2001. The loss, in both fiscal years, was due primarily to the change in fair value of the Company's interest rate swap arrangement. In 2002, partially offsetting the loss is the gain associated with the Company repurchasing and retiring $3.6 million face value of its 10 3/4% Senior Subordinated Notes, due 2007, for $2.8 million plus accrued interest.

INCOME TAXES: The provision for income taxes for fiscal year 2002 was $1.7 million with an effective tax rate of 48.1% as compared to a benefit of $6.9 million with an effective tax rate of 42.3% for fiscal year 2001. The effective tax rates differ from statutory rates as a result of certain non-deductible expenses, and for fiscal 2001 U.S. tax benefits of foreign losses. Also in 2002, the Company's effective tax rate was impacted by two items that netted to an insignificant amount. Both items related to the U.S. tax treatment of certain foreign generated tax attributes.

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

GROSS MARGIN: Gross margin was $48.4 million, or 12.4% of net sales, for fiscal year 2001 compared to $77.4 million, or 17.1% of net sales, for fiscal year 2000.

Gross margin suffered as a percentage of sales as fixed costs of approximately $9 million were carried in fiscal year 2001 related to the Romulus facility whose launch of new product was delayed until fiscal year 2002 as previously discussed. Taking this into account gross margin as a percentage of sales for fiscal year 2001 would have been 14.6% of sales. The remainder of the decline relates to softening automotive builds in fiscal year 2001, which created unabsorbed fixed costs at other facilities, and inefficiencies experienced with certain product lines at the Company's foreign subsidiaries.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal 2001 were $46.3 million, or 11.9% of net sales, compared to $53.3 million, or 11.8% of net sales, for fiscal year 2000. The dollar decrease is the result of cost cutting measures implemented during fiscal year 2001 to mitigate the effect of reduced sales discussed above.

INTEREST EXPENSE: Interest expense was $17.6 million for fiscal year 2001, compared to $20.0 million for fiscal year 2000. The decrease relates to reduction of principal through debt repayments and a decrease in variable interest rates.

EQUITY IN LOSSES OF AFFILIATES: Equity in losses of affiliates was $0.1 million for fiscal year 2001, compared to $0.9 million for fiscal year 2000. In 2001, the Company wrote off all remaining investments in its DBM joint venture through equity losses.

GAIN ON SALE OF LDM GERMANY: On September 30, 2001, the Company sold its ownership shares in LDM Germany for a minimal amount. As a result, the Company recognized a gain of $553,000 on the sale.

OTHER: Other loss was $1.6 million for fiscal year 2001, compared to income of $0.6 million for fiscal year 2000. The loss was due primarily to the change in fair value of the Company's interest rate swap arrangement.

INCOME TAXES: The benefit for income taxes for fiscal year 2001 was $6.9 million with an effective tax benefit rate of 42.3% as compared to $2.0 million with an effective tax rate of 125.9% for fiscal year 2000. The effective tax rates differ from statutory rates as a result of certain non-deductible expenses, foreign tax in excess of foreign tax credits and foreign tax differences.

INVESTMENTS AND DIVESTITURES OF SUBSIDIARIES

PURCHASE OF OPERATING ASSETS IN MCALLEN, TEXAS: On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $7.9 million and gross margin of approximately $1.3 million, related to the McAllen facility since the acquisition date, have been included in the Company's results.

SALE OF LDM GERMANY: On September 30, 2001, the Company sold its German subsidiary. Proceeds from the sale were immaterial. As a result of the sale, the Company recognized a gain of $553,000. Net sales and net loss for fiscal year 2001 of LDM Germany were $19.7 million and $2.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. As of September 29, 2002 the Company had $150.2 million of long-term debt outstanding and $31.5 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in fiscal year 2002 was $16.4 million compared to $26.6 million of cash provided by operating activities in the same period in 2001. The decrease in cash provided by operating activities resulted from the timing of customer payments related to the Company's year-end. Approximately $15 million in customer receivable payments were received within two days after the Company ended its 2002 fiscal year.

Capital expenditures for fiscal year 2002 were $6.7 million compared to $20.5 million for fiscal year 2001. Fiscal 2002 capital expenditures include machinery and equipment purchased in relation to the McAllen, Texas facility and maintenance capital expenditures throughout the remainder of the organization.

The Company believes its capital expenditures will be approximately $16 million in the fiscal year ended September 2003. However, the Company's capital expenditures may be greater or less than currently anticipated as the result of new business opportunities or prevailing economic conditions.

On August 20, 2002, the Company repurchased and retired $3.6 million face value of its 10 3/4% Senior Subordinated Notes, due 2007, for $2.8 million plus accrued interest. The Company used available borrowings under its Senior Credit Facility for the purchase. The gain on repurchase and retirement has been included in Other income (expense) on the Statement of Operations.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at September 29, 2002:

       CONTRACTUAL OBLIGATIONS                                 PAYMENTS DUE BY PERIOD (000'S)
       -----------------------                                 ------------------------------

                                                          LESS THAN 1
                                                          -----------
                                             TOTAL           YEAR        1-3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
                                             -----           ----        ---------    -----------    -------------
Long Term Debt                             $150,192         $11,305       $25,542      $107,675           $5,670
Lines of Credit                              20,079                        20,079
Operating Leases                             39,422          11,256        18,165         8,298            1,703
                                           --------         -------       -------      --------           ------
Total Contractual Cash Obligations         $209,693         $22,561       $63,786      $115,973           $7,373
                                           ========         =======       =======      ========           ======

   OTHER COMMERCIAL COMMITMENTS                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
   ----------------------------                               --------------------------------------------------


                                            TOTAL AMOUNTS    LESS THAN 1
                                            -------------    -----------
                                              COMMITTED         YEAR        1 -- 3 YEARS     OVER 5 YEARS
                                              ---------         ----        ------------     ------------
Unused Lines of Credit                         $27,299                         $27,299
Standby Letters of Credit                       15,622          14,173               -           1,449
                                               -------         -------         -------          ------
Total Commercial Commitments                   $42,921         $14,173         $27,299          $1,449
                                               =======         =======         =======          ======

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

ENVIRONMENTAL:

There are currently no material environmental issues related to the Company of which management is aware.

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

As of September 29, 2002, the Company's net assets subject to foreign currency translation risk is $1.5 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $150 thousand.

INTEREST RATE RISK

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

Also in June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a new interest rate collar through the bank counterparty. The new collar is based on a notional amount of $50 million. Under the new collar, through January 2004, if three-month LIBOR falls below 3.5% the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a the difference between three-month LIBOR and 4.75%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. The new interest rate collar is not cancellable until 2007.

As of September 29, 2002, the Company has recorded $3.1 million related to revaluing this instrument on a mark-to-market basis. The liability is classified with accrued liabilities on the balance sheet.

As a result of the above instruments, the Company has converted $50 million of fixed rate borrowings (10.75%) to a variable rate of three-month LIBOR plus 5.3%, subject to a cap of 12.4% and a floor of 8.8%.

The Company paid an upfront premium of $200 thousand and forgave an interest receivable payment related to the May 2000 interest rate swap agreement of approximately $300 thousand due from the bank counterparty to initiate the interest rate swap and collar changes in June 2001 described above.

QUALITATIVE AND QUANTITATIVE ANALYSIS

The Company's variable interest expense is sensitive to changes in the general level of U.S. interest rates. Some of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure.

                                    2003      2004       2005        2006        2007     Thereafter     Total         FMV
                                    ----      ----       ----        ----        ----     ----------     -----         ---
Fixed rate (maturity)                 -         -          -          -       $106,400*                 $106,400     $84,000
Fixed rate % (average)                                                           10.75%                    10.75%
Variable rate (maturity)          $11,305    $8,324    $37,297       $615          660      $5,670      $ 63,871     $63,871
Variable rate % (future rates)       4.27%     4.27%      4.27%      4.27%        4.27%       4.27%         4.27%

*$50 million of such borrowings have been essentially converted to variable interest rates through the derivative instruments previously discussed.

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

         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The names and ages of all executive officers and directors of the Company as of September 30, 2001 are as follows:

                                                                                                  HAS SERVED
                                                                                                 IN POSITION
             NAME                      AGE                POSITION                                  SINCE
   -------------------------           ---                --------                                  -----
   Joe Balous...............            76         Co-Chairman of the Board                          1985
   Richard J. Nash*.........            57         Co-Chairman of the Board                          1985
   Alan C. Johnson*.........            55         President and Chief Executive Officer             2001
   Gary E. Borushko.........            56         Chief Financial Officer                           1987

         Directors of the Company are elected each year at the Annual Meeting of Stockholders to serve for the ensuing year or until their successors are elected and qualified. The officers of the Company are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

         Each of the directors of the Company has had the same principal occupation during the past five years except for the following.

         - On November 27, 2001, Richard Nash resigned as Chief Executive Officer and simultaneously became co-Chairman with Joe Balous. Mssrs. Nash and Balous continue to take an active role in the day to day operations of the Company.

         - On November 27, 2001, the Company elected Alan Johnson as its President and Chief Executive Officer. Mr. Johnson has a wealth of experience in the automotive industry. In 2000 and 2001 he served as Executive Vice President-Americas and Asia at Federal-Mogul Corporation and prior thereto in 1999 and 2000 served as President and Chief Operating Officer of Exide Corporation.

Item 11. Executive Compensation

         The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                        OTHER ANNUAL              ALL OTHER
                     NAME                        YEAR      SALARY         BONUS         COMPENSATION             COMPENSATION
      ---------------------------------          ----    -----------   -----------    -----------------         --------------
      Richard J. Nash                            2002    $ 1,250,000            --    $   49,898 (4)                   --
      Co-Chairman                                2001    $ 1,779,166   $   250,000    $   30,645 (4)             $  3,200 (1)
                                                 2000        956,711     1,679,880        61,963 (4)                3,200 (1)
      Joe Balous                                 2002    $ 1,050,000            --    $   28,872 (4)                   --
      Co-Chairman                                2001           --              --    $1,588,251 (2)                   --
                                                 2000           --              --    $1,800,310 (2)                   --

      Alan C. Johnson                            2002    $   391,648            --            --                       --
      President and Chief Executive Officer      2001           --              --            --                       --
                                                 2000           --              --            --                       --

      Gary E. Borushko                           2002    $   258,110            --    $   20,000 (4)                   --
      Chief Financial Officer                    2001    $   260,427   $   220,000    $   25,000 (4)                   --
                                                 2000        250,010       185,000        25,000 (4)                   --


      Vincent P. Buscemi                         2002    $   190,635            --    $   96,574 (3)(4)                --
      Group Vice President - Sales               2001    $   187,500   $   100,000    $  107,306 (3)(4)                --
                                                 2000    $   190,998   $    35,640    $   96,000 (3)                   --

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

Item 13. Certain Relationships and Related Transactions.

         The Company and its two stockholders entered into a stock redemption agreement which provides that upon the death of either stockholder, the Company is required to purchase, and their respective estates are required to sell, all of the capital stock of the Company owned by such stockholder, as the case may be, at a price equal to $25.0 million, which amount would be payable upon receipt of the proceeds of life insurance policies owned by the Company on each of the lives of the stockholders. The Company maintains life insurance policies of $17.0 million on the life of Mr. Nash and $25.0 million on the life of Mr. Balous. The annual premiums for such policies of insurance are approximately $1.3 million.

         During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by LDM's two shareholders. The leased facility is 73,000 square feet and annual rentals approximate $300 thousand. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2002, the Company paid rentals for the McAllen manufacturing facility of approximately $190 thousand.

         In the past, the Company paid consulting fees to a management company owned by Joe Balous. The nature of the services performed by Mr. Balous were development of corporate policy and strategic planning, integration of recent acquisitions, and overseeing facilities construction and leasehold improvements. In fiscal year 2002, Mr. Balous became an employee of the Company to perform similar services. As a result, the Company no longer pays consulting fees to the management company.

         It is the Company's policy to continue future transactions with its affiliates as long as the terms of such transactions are fair and reasonable and no less favorable to the Company than could have been obtained through arms-length negotiations with an independent third party.

Item 14. Controls and Procedures.

         Within the 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as a part of this report:

1.       Financial Statements

         The following consolidated financial statements of LDM Technologies, Inc. and subsidiaries are filed herewith:

         Consolidated Balance Sheets at September 29, 2002 and September 30,
         2001.

         Consolidated Statements of Operations for each of the years in the three-year period ended September 29, 2002.

         Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 29, 2002.

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 29, 2002.

         Notes to Consolidated Financial Statements.

         All Schedules have been omitted because they are not applicable or are not required or the information to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

                                    EXHIBITS

         The Exhibits marked with one asterisk below were filed as Exhibits to the Registration Statement of the Company on Form S-4 (No. 333-21819). The Exhibit marked with two asterisks below was filed as an Exhibit to the Form 8-K of the Company dated September 30, 1997. The exhibits marked with three asterisks below were filed as Exhibits to the Form 10-K of the Company dated December 27, 1999. The exhibits marked with four asterisks below were filed as Exhibits to the Form 10-K of the Company dated December 21, 2001. These are incorporated herein by reference, the Exhibit numbers in brackets being those in such Registration Statement, Form 10-K or Form 8-K Report.

EXHIBIT
 NUMBER       DESCRIPTION OF EXHIBITS

3.1           Articles of Incorporation of LDM Technologies, Inc. (the
              "Company"), as amended [3.1]*
3.2           By-laws of the Company [3.5]*
4.1           Indenture dated as of January 15, 1997 by and among the Company,
              LDM Holdings, LDM Partnership, LDM Canada and IBJ Schroder Bank &
              Trust Company, as Trustee [4.1]*
4.2           Form of 10 3/4% Senior Subordinated Note Due 2007, Series B [4.2]*
              4.3 Form of Guarantee [4.3]*
10.2          Intellectual Property Security Agreement dated as of January 22,
              1997 made by the Company in favor of BankAmerica, as Agent for
              Lenders [10.4]*
10.3          Stock Purchase Agreement among the Company and the various stockholders of Kenco Plastics, Inc., a Michigan corporation, and
              Kenco Plastics, Inc., a Kentucky corporation, and Narens Design &
              Engineering Co., a Michigan corporation, dated September 30, 1997
              [1].**
10.4          Asset Purchase Agreement between LDM Technologies, Inc. (a
              Michigan corporation) and DBM Technologies, LLC (a Michigan limited liability company) dated December 31, 1998.***
10.5          Asset Purchase Agreement between GL Industries, Inc. (an Indiana corporation) and New GLI, Inc. (an Indiana corporation) dated
              April 15, 1999.***
11            Amended and Restated Loan and Security Agreement dated as of March
              23, 2001 by and between the Company, as Borrower, and Bank of
              America N.A, as Agent for the Lenders****
12            Amended and Restated Term Loan and Security Agreement dated as of
              March 23, 2001 by and between the Company, as Borrower, and Bank of America N.A., as Agent for the Lenders****
13            Sale and Transfer Agreement of LDM Technologies GmbH by and
              between the Company, as Seller, and Robert Horvath, as Buyer,
              effective as of September 30, 2001****
14            Terms of Employment for Alan C. Johnson as President and Chief
              Executive Officer of the Company, dated as of November 27,
              2001****
21            Subsidiaries and Affiliates of the Company
99.1          CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2          CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated May 6, 2002, as to a Subordinated Bond Exchange Offer, Current Report of Form 8-K dated June 12, 2002 as to Supplement No. 1 to the Subordinated Bond Exchange Offer, Current Report on Form 8-K dated July 3, 2002 as to Supplement No. 2 to the Subordinated Bond Exchange Offer, and Current Report on Form 8-K dated July 31, 2002 as to termination of the Subordinated Bond Exchange Offer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the sixth day of December, 2002.

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

Signature                                                    Title
---------                                                    -----

/s/ Joe Balous                                               Director
---------------------------
Joe Balous

/s/ Richard J. Nash                                          Director
---------------------------
Richard J. Nash

                                  CERTIFICATION

         I, Alan C. Johnson certify that:

1. I have reviewed this annual report on Form 10-K of LDM Technologies, Inc ("the registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

              a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           By:  /s/ A.C. Johnson
                                              --------------------------
                                                    Alan C. Johnson
                                                    Chief Executive Officer

                                           December 6, 2002

                                  CERTIFICATION

         I, Gary E. Borushko certify that:

1. I have reviewed this annual report on Form 10-K of LDM Technologies, Inc ("the registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           By:  /s/ G.E. Borushko
                                              --------------------------
                                                    Gary E. Borushko
                                                    Chief Financial Officer

                                           December 6, 2002

Report of Independent Auditors

Board of Directors of LDM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 29, 2002 and September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 29, 2002 and September 30, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."




Detroit, Michigan                                  /s/ ERNST & YOUNG LLP
November 12, 2002

                             LDM Technologies, Inc.

                           Consolidated Balance Sheets

                 (in thousands, except share and per share data)

                                                    SEPTEMBER 29,   SEPTEMBER 30,
                                                        2002            2001
                                                    -------------   -------------
 ASSETS
 Current assets:
  Cash                                               $      932      $    2,320
  Accounts receivable                                    77,151          48,819
  Inventories                                            15,966          16,681
  Mold costs                                              5,138          19,588
  Prepaid expenses                                        2,101           2,517
  Refundable income tax                                                   1,683
  Deferred income taxes                                   3,433           2,612
                                                     ----------      ----------
 Total current assets                                   104,721          94,220

 Net property, plant and equipment                       91,497         104,526
 Equity investments in affiliate                          7,300           6,050
 Goodwill                                                50,152          50,152
 Debt issue costs, net of accumulated
 amortization of $6,072 in 2002 and $5,005 in 2001        3,389           4,258
 Deferred income taxes                                                    1,715
 Other                                                      428           1,391
                                                     ----------      ----------
 Total assets                                        $  257,487      $  262,312
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $   54,714      $   53,153
 Accrued liabilities                                     19,861          21,587
 Accrued compensation                                     5,542           2,813
 Income taxes payable                                        78
 Current maturities of long-term debt                    11,305           8,735
                                                     ----------      ----------
Total current liabilities                                91,500          86,288

Lines of credit and revolving debt                       20,079          18,181
Long-term debt due after one year                       138,887         155,047
Deferred income taxes                                     2,424

Stockholders' equity:
 Common stock ($.10 par value; 100,000 shares
  authorized, 600 shares issued and outstanding)
 Additional paid in capital                                  94              94
 Retained earnings                                        4,503           2,702
                                                     ----------      ----------
Total stockholders' equity                                4,597           2,796
                                                     ----------      ----------
Total liabilities and stockholders' equity           $  257,487      $  262,312
                                                     ==========      ==========


See accompanying notes.


                                       F2

                             LDM Technologies, Inc.

                      Consolidated Statements of Operations

                                 (in thousands)

                                                                                      YEARS ENDED
                                                                      SEPTEMBER 29,   SEPTEMBER 30,    SEPTEMBER 24,
                                                                          2002            2001             2000
                                                                     --------------  --------------   --------------
                    Net sales                                         $    390,926    $    390,239     $    451,979

                    Cost of sales                                          333,916         341,841          374,568
                                                                      ------------    ------------     ------------
                    Gross margin                                            57,010          48,398           77,411
                    Selling, general and administrative expenses            37,137          46,255           53,301
                    Interest                                                15,810          17,642           19,955
                    Equity in losses (income) of affiliates, net            (1,250)            104              891
                    Gain on sale of LDM Germany                                               (553)               -
                    International currency exchange (gains) losses             476            (368)           2,235
                    Other, net                                               1,368           1,634             (563)
                                                                      ------------    ------------     ------------
                                                                            53,541          64,714           75,819
                                                                      ------------    ------------     ------------
                    Income (loss) before income taxes                        3,469         (16,316)           1,592
                    Provision (credit) for income taxes                      1,668          (6,906)           2,005
                                                                      ------------    ------------     ------------
                    Net income (loss)                                 $      1,801    $     (9,410)    $       (413)
                                                                      ============    ============     ============

                                                                Effect of Adopting Financial Accounting Standard No. 142
                                                                                       Year Ended
                                                                --------------------------------------------------------
                                                                     September 29,    September 30,    September 24,
                                                                         2002             2001             2000
                                                                --------------------------------------------------------
                    Reported net income (loss)                        $      1,801    $     (9,410)    $       (413)

                    Add back:  Goodwill amortization, net
                      of income taxes                                                        3,036            3,036

                                                                --------------------------------------------------------
                    Adjusted net income (loss)                        $      1,801    $     (6,374)    $      2,623
                                                                      ============    ============     ============

See accompanying notes.










                                       F3

                             LDM Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands except common shares and common stock)


                                                                                                     ACCUMULATED
                                                                     ADDITIONAL                        OTHER
                                         COMMON        COMMON         PAID-IN        RETAINED      COMPREHENSIVE
                                         SHARES        STOCK          CAPITAL        EARNINGS      INCOME (LOSS)          TOTAL
                                         ------        -----          -------        --------      -------------          -----
                                                     (IN DOLLARS)
     Balance at September 26, 1999          600          60                94          12,525               301             12,920

     Comprehensive Income:
         Net loss for 2000                                                               (413)                                (413)
         Currency translation
           adjustment                                                                                     1,433              1,433
                                                                                                                          --------
         Comprehensive income                                                                                                1,020
                                       --------      ------          --------        --------        ----------           --------
     Balance at September 24, 2000          600          60                94          12,112             1,734             13,940
     Comprehensive Income:
         Net loss for 2001                                                             (9,410)                              (9,410)
         Currency translation
           adjustment                                                                                      (591)              (591)
         Sale of LDM Germany                                                                             (1,143)            (1,143)
                                                                                                                          --------
         Comprehensive loss                                                                                                (11,144)
                                       --------      ------          --------        --------        ----------           --------

     Balance at September 30, 2001          600          60                94           2,702                 -              2,796
     Comprehensive Income:
         Net income for 2002                                                            1,801                                1,801
                                       --------      ------          --------        --------        ----------           --------
     Balance at September 29, 2002          600      $   60          $     94        $  4,503        $        -           $  4,597
                                       ========      ======          ========        ========        ==========           ========





                                       F4

                             LDM Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                          YEARS ENDED
                                                                       SEPTEMBER 29,     SEPTEMBER 30,      SEPTEMBER 24,
                                                                           2002              2001              2000
                                                                       -------------     -------------      -------------
         OPERATING ACTIVITIES
         Net income (loss)                                             $      1,801      $     (9,410)     $       (413)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
             Depreciation and amortization                                   20,832            24,589            23,653
             International currency exchange (gains) losses                     476              (368)            2,235
             Equity in (income) losses of affiliates, net                    (1,250)              104               891
             Gain on early repayment of notes                                  (756)
             Gain on sale of LDM Germany                                                         (553)
             Loss on sale of property and equipment                               1                73               239
             Deferred income taxes                                            3,318            (5,726)            2,138
             Changes in assets and liabilities
                 Accounts and notes receivable                              (28,808)           23,749             5,099
                 Inventory and mold costs                                    15,165            (5,699)             (524)
                 Prepaid expenses                                             1,318              (171)             (616)
                 Accounts payable and accrued liabilities                     2,564               620            (1,031)
                 Income taxes refundable/payable                              1,761              (612)              314
                                                                       ------------      ------------      ------------
         Net cash provided by operating activities                           16,422            26,596            31,985

         INVESTING ACTIVITIES
         Additions to property, plant and equipment                          (6,702)          (20,512)          (14,580)
         Deposits for assets to be leased                                                       4,791            (4,791)
         Proceeds from disposal of property and equipment                        26               475             8,270
         Net disbursement to unconsolidated affiliate                                                            (1,924)
                                                                       ------------      ------------      ------------
         Net cash used for investing activities                              (6,676)          (15,246)          (13,025)

         FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt (net of debt
           issuance costs of $198 in 2002, $987 in 2001,
           and $181 in 2000)                                                   (198)            9,013              (181)
         Payments on notes payable and long-term debt                       (12,834)           (6,221)          (19,823)
         Net proceeds (repayments) from borrowings on line
           of credit                                                          1,898           (16,462)            1,367
                                                                       ------------      ------------      ------------
         Net cash used in financing activities                              (11,134)          (13,670)          (18,637)
                                                                       ------------      ------------      ------------
         Net increase (decrease) in cash                                     (1,388)           (2,320)              323
         Cash at beginning of year                                            2,320             4,640             4,317
                                                                       ------------      ------------      ------------
         Cash at end of year                                           $        932      $      2,320      $      4,640
                                                                       ============      ============      ============


See accompanying notes.










                                       F5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holdings Canada, Inc., LDM Technologies Company ("LDM Canada"), LDM Technologies, GmbH ("LDM Germany"), LDM Holdings Mexico, Inc. and LDM Technologies, S.de R.L. ("LDM Mexico"). All subsidiaries are wholly owned with the exception LDM Mexico (99% owned). As of September 24, 2000, the Company, LDM Canada and LDM Germany were the only subsidiaries which were still in operation. As of September 30, 2001, the Company sold its shares in LDM Germany. As a result, for the year ended September 30, 2001, LDM Germany is consolidated in the Statements of Operations and Cash flows, but not the Balance Sheet. For the year ended September 29, 2002, the only remaining operating consolidated entities are LDM Technologies, Inc. and LDM Canada.

Sunningdale Precision Industries Ltd ("Sunningdale") is a Singapore based injection molder of which the Company owns 22%. DBM Technologies, LLC ("DBM") is a minority owned blowmolding concern formed December 31, 1998, of which the Company owns 49%. Sunningdale and DBM are accounted for under the equity method. As of September 30, 2001 all investments and loans to DBM were written off the Company's balance sheet through equity losses.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 29, 2002 and September 24, 2000 included 52 weeks. The fiscal year ended September 30, 2001 included 53 weeks.

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

RECLASSIFICATION

The Company incurs certain expenditures at its plant locations. In the past, these expenditures have been classified as selling, general and administrative expenses. The Company believes that these expenditures are more accurately characterized as cost of sales expenses as they directly support manufacturing activities within the manufacturing facilities. As a result, these expenses have been reclassified from selling, general and administrative expenses to cost of sales. There was no impact to net earnings or equity resulting from this reclassification.

                                       F6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

GOODWILL

Goodwill totaled $50.2 million at September 29, 2002 and represented approximately 19.5% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase of $4.6 million to pretax income for the year ended September 29, 2002. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

DEBT EXTINGUISHMENT

The Company has adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, among other things, removes the requirement that gains and losses from the extinguishment of debt be classified as extraordinary. See Note 7 for the amount and classification of certain debt extinguishments in 2002.

FOREIGN CURRENCY TRANSLATION

As a result of a U.S. dollar based financing and the volume of U.S. dollar denominated sales and operating costs, the Company has determined that the functional currency of LDM Canada continues to be the U.S. dollar. Accordingly, long lived assets and intercompany debt has been translated at the historical rate and exchange differences arising on translation have been included in operations. Through 2001 accumulated other comprehensive income consisted of translation adjustments for LDM Germany (for which the local currency was the functional currency).

RESEARCH AND DEVELOPMENT COSTS

The Company and its subsidiaries expense research and development costs as incurred. Such amounts were $79, $1,319 and $526 for 2002, 2001 and 2000, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a roll-forward of the Company's allowance for doubtful accounts:

                                                                                2002         2001         2000
                                                                                ----         ----         ----
                           Beginning allowance for doubtful accounts           $574        $1,210       $ 2,998
                           Provision for bad debts                                                          250
                           Uncollectible accounts written off                   (40)         (636)       (2,038)
                                                                               --------------------------------
                           Ending allowance for doubtful accounts              $534        $  574       $ 1,210
                                                                               ================================

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 29, 2002 and September 30, 2001 consist of the following:

                                                                       2002         2001
                                                                       ----         ----
                                       Raw materials and supplies  $     8,424  $      9,163
                                       Work-in-process                   1,664         1,633
                                       Finished goods                    5,878         5,885
                                                                   -----------  ------------
                                       Total                       $    15,966  $     16,681
                                                                   =========================



                                       F7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


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


IMPAIRMENT OF LONG-LIVED ASSETS

Impairment losses are recorded on long-lived assets used in operations when indicators (i.e. recurring operating losses, negative cash flows, etc.) of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. If so, impairment losses are then determined by comparing estimated fair value or discounted cash flows to the related asset's carrying amount.


FAIR VALUES OF FINANCIAL INSTRUMENTS

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Salomon Smith Barney, Inc. currently makes a market for the Notes. As of September 29, 2002, the average of the bid and asking price was 79.0 resulting in a fair market value of $84.1 million compared to the stated value of $106.4 million. The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

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

Also in June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a new interest rate collar through the bank counterparty. The new collar is based on a notional amount of $50 million. Under the new collar, through January 2004, if three-month LIBOR falls below 3.5% the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a the difference between three-month LIBOR and 4.75%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. The new interest rate collar is not cancellable until 2007.

As a result of the above instruments, the Company has essentially converted $50 million of fixed rate borrowings (10.75%) to a variable rate of three-month LIBOR plus 5.3%, subject to a cap of 12.4% and a floor of 8.8%.

The Company paid an upfront premium of $200 and forgave an interest receivable payment related to the May 2000 interest rate swap agreement of approximately $300 due from the bank counterparty to initiate the interest rate swap and collar changes in June 2001 described above.

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 25, 2000. The effect upon adoption was not material. Under FAS 133, fair values of the swap and the collar are reported on the balance sheet with changes in fair value reported in the statement of operations. Accordingly, the Company has reflected the fair value of these derivatives as a liability of $3,149 at September 29, 2002 which is included as a component of accrued liabilities. The change in fair value for the year ended September 29, 2002 and September 30, 2001 resulted in an expense of $1,641 and $2,045, respectively, which has been included as a component of other income (expense), net.

2.  ACQUISITION, JOINT VENTURE AND DIVESTITURE

On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales of approximately $7.9 million and gross margin of approximately $1.3 million, related to the McAllen facility since the acquisition date, have been included in the Company's results.

On September 30, 2001, the Company sold its German subsidiary. Proceeds from the sale were immaterial. As a result of the sale, the Company recognized a gain of $553. Net sales and net loss for fiscal year 2001 were $19.7 million and $2.3 million, respectively. Net sales and net loss for fiscal year 2000 were $27.2 million and $4.8 million, respectively.


The Company owns 49% of DBM. On December 8, 1999, the Company sold certain machinery and equipment, which previously had been leased by DBM, to DBM for $10.3 million, the approximate net book value of the machinery and equipment. Proceeds from the sale were comprised of $8.3 million in cash and an additional $2.0 million subordinated note payable to the Company from DBM.


                                       F9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

DBM's new senior lender required the Company to subordinate all amounts due from DBM at the time of refinancing. As a result, a previous subordinated note payable was canceled and replaced with a new subordinated note payable approximating $5.6 million. This amount is comprised of the $2.0 million related to the machinery and equipment purchase, $1.9 million related to the original subordinated note payable plus accrued interest, and $1.7 million related to unpaid machinery and equipment rentals and miscellaneous other unpaid trade amounts. The new subordinated note payable bears interest at 9.5% and is payable in equal quarterly installments over five years. As of September 29, 2002, no such amounts have been paid. No interest income is being recognized for these notes.

As a result of the relatively small amount of equity contributed to DBM by the majority party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company recorded 100% of the joint venture losses as equity losses up to its investment and subordinated loan amounts. Such losses recognized by the Company were $1,341 and $3,600 for 2001 and 2000, respectively and have been reflected in the consolidated financial statements as a component of Equity in losses of affiliates, net. As of September 30, 2001 the Company had written off all investments in and receivables from DBM through equity losses. Equity income was not recorded by the Company in fiscal 2002 due to DBM's continued equity deficit.

3.  SEGMENT AND CUSTOMER DATA

The Company operates in one industry; automotive components. The Company's automotive components operations include the design and manufacture of plastic injection molded products for certain original equipment manufacturers of cars, minivans and sport utility vehicles. The Company's automotive products include exterior and interior trim, under-the-hood components, and powertrain components.

For the purpose of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is presented as one segment, automotive components.

The following provides a summary of selected financial information by geographic area:

                                         SEPTEMBER 29, 2002
                           -----------------------------------------------
                                             Long-Lived       Net income
                            Revenues (a)       Assets           (loss)
                           -----------------------------------------------
  United States            $    358,937  $     81,313     $      3,266
  LDM Canada                     31,989        10,184           (1,465)
                           -----------------------------------------------
  Consolidated total       $    390,926  $     91,497     $      1,801
                           ===============================================

                                         SEPTEMBER 30, 2001
                           -----------------------------------------------
                                            Long-Lived
                           Revenues (a)      Assets           Net loss
                           -----------------------------------------------
  United States            $    312,925  $     91,819     $     (2,359)
  LDM Canada                     57,590        12,707           (4,779)
  LDM Germany                    19,724                         (2,272)
                           -----------------------------------------------
  Consolidated total       $    390,239  $    104,526     $     (9,410)
                           ===============================================

                                         SEPTEMBER 24, 2000
                           -----------------------------------------------
                                             Long-Lived       Net income
                            Revenues (a)       Assets           (loss)
                           -----------------------------------------------
  United States            $    363,137  $     90,201     $      3,756
  LDM Canada                     61,580        13,356              654
  LDM Germany                    27,262         3,048           (4,823)
                           -----------------------------------------------
  Consolidated total       $    451,979  $    106,605     $       (413)
                           ===============================================

(a) Revenues are attributed to countries based on point of manufacturing.



                                       F10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


During the years ended September 2002, 2001, and 2000, approximately 98% of consolidated sales were to customers in the automotive industry. Following is a summary of customers that accounted for more than 10% of consolidated net sales as of each fiscal year end:

                                                           2002               2001               2000
                                                     -----------------------------------------------------
                         Ford Motor Company/Visteon    $    136,824        $   165,730       $    204,589
                         General Motors Corporation         117,278            135,504            135,837
                         Visteon                             39,093

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           2002             2001              2000
                                                   ------------------ ------------------ -----------------
         Interest paid                             $     14,791     $     17,625      $     20,134
         Income taxes refunded                     $     (3,411)    $       (667)     $       (372)
         Interest capitalized                      $        243     $        737      $        351

5.  PROPERTY, PLANT AND EQUIPMENT

At September 29, 2002 and September 30, 2001, property, plant and equipment consists of the following:

                                                                          2002              2001
                                                                     ---------------   --------------
                                  Land, buildings and improvements    $     55,357     $      46,222
                                  Machinery and equipment                  142,300           133,563
                                  Transportation equipment                   2,729             2,377
                                  Furniture and fixtures                     5,950             6,236
                                  Construction in process                      273            11,717
                                                                     ---------------   --------------
                                  Total, at cost                           206,609           200,115
                                  Less accumulated depreciation           (115,112)          (95,589)
                                                                     --------------    --------------
                                  Net property, plant and equipment  $      91,497     $     104,526
                                                                     ==============    ==============

Depreciation expense was $19,704, $18,870, and $18,287 for 2002, 2001 and 2000,
respectively.

6.  LINES OF CREDIT AND REVOLVING DEBT

On March 23, 2001, the Company amended and restated its Senior Credit Facility and Term Loan Facility. As part of the transaction, approximately $10 million of additonal Term Loan financing was acquired. Proceeds from the Term Loan financing were used to pay down amounts outstanding on its Senior Credit Facility. The amended and restated Senior Credit Facility will expire on January 21, 2005. The Senior Credit Facility provides for the issuance of commercial and stand-by letters of credit up to a portion of the $63,000 availability. The Senior Credit Facility is subject to interest at a Base or LIBOR Rate plus a variable margin as set forth in the loan agreement; and provides that the Company will pay an issuance fee with respect to letters of credit based on a percentage of the full amount of such letters of credit, and an unused line fee equal to 0.375% of the unused portion of the Senior Credit Facility. The Senior Credit Facility contains customary covenants, including financial covenants relating to, among other things, fixed charge coverage ratios, capital expenditure limitations and profitability.


                                       F11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


The Company had borrowings outstanding under the Senior Credit Facility at September 29, 2002 and September 30, 2001 of $20,079 and $18,181, respectively. Additional borrowings available under the Senior Credit Facility were $31,486 and $12,500 at September 29, 2002 and September 30, 2001, respectively. At September 29, 2002, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holding Canada, Inc. and LDM Technologies Company).

The weighted average interest rate on all short-term borrowings as of September 29, 2002 and September 30, 2001 was 4.27% and 5.65%, respectively.

7.  LONG-TERM DEBT

On January 22, 1997, the Company issued, in a private placement, 10 3/4% Senior Subordinated Notes due 2007, Series A, with an aggregate principal amount of $110,000 (the "Notes").

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

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. At September 29, 2002 the Notes are guaranteed by certain subsidiaries of the Company, namely LDM Holding Canada, Inc. and LDM Canada, but not by LDM Mexico. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in Note 13.

On August 20, 2002, the Company repurchased and retired $3.6 million face value of the Notes for $2.8 million plus accrued interest. The Company used available borrowings under its Senior Credit Facility for the purchase. The gain on repurchase and retirement has been included in Other income (expense) on the Statement of Operations.

The Notes rank subordinate in right of payment to all existing and future Senior Debt.

The Company has a letter of credit that secures its $8,800 Multi-Option Adjustable Rate Notes with an aggregate principal amount of $7,180 at September 29, 2002. The Company also issued a letter of credit on acquisition of Molmec to back Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $1,410 at September 29, 2002.




                                       F12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


On March 23, 2001, the Company amended and restated its Term Loan Facility. The initial balance of the amended and restated Term Loan Facility was $44,242. The loan is repayable in monthly installments of $649, in addition to an annual payment due the first day of the fourth month after the end of each fiscal year of 50% of any excess cash flow (as defined in the loan agreement) for such fiscal year. The amended and restated Term Loan Facility will expire on January 21, 2005. The Term Loan Facility is subject to interest at a Base or LIBOR Rate plus a variable margin as set forth in the loan agreement.

At September 29, 2002, the Term Loan Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holding Canada, Inc. and LDM Canada).

The Company had borrowings outstanding under the Term Loan Facility of $35,202 and $44,242 at September 29, 2002 and September 30, 2001, respectively.

Long-term debt at September 29, 2002 and September 30, 2001 consists of the following:

                                                                                  2002             2001
                                                                                  ----             ----
                             Senior Subordinated Notes due 2007.                $ 106,400        $ 110,000

                            Term Loan Facility, principal payable in monthly
                               installments of $649, plus interest at Base or
                               LIBOR plus margin (4.34% at September 29, 2002).
                               Balance repayable January 2005.                     35,202           44,242


                            Multi-Option Adjustable Rate Notes, principal
                               payable in various annual installments ranging
                               from $320 to $780 through April 1, 2015, plus
                               interest payable monthly at the higher of the 30
                               day commercial paper rate or 90 day commercial
                               paper rate (1.95% at September 29, 2002).
                               Borrowings are collateralized by letter of credit
                               against the Senior Revolving Credit Facility         7,180            7,500

                            Variable Rate Demand Limited Obligation Revenue
                                Bonds, principal payable in various annual
                                installments through December 1, 2009, ranging
                                from $630 to $160, plus variable interest
                                (subject to a maximum of 12%), payable
                                semi-annually (1.84% at September 29, 2002),
                                collateralized by a letter of credit against
                                the Senior Revolving Credit Facility                1,410            2,040
                                                                                ---------        ---------
                             Total                                              $ 150,192        $ 163,782

                             Current maturities of long-term debt                 (11,305)          (8,735)
                                                                                ---------        ---------
                             Long-term debt due after one year                  $ 138,887        $ 155,047
                                                                                =========        =========

Annual maturities of long-term debt are as follows:

                                                    FISCAL YEAR
                                                         2003        $     11,305
                                                         2004               8,325
                                                         2005              17,217
                                                         2006                 615
                                                         2007             107,060
                                                   Thereafter               5,670
                                                                     -------------
                                                        Total        $    150,192
                                                                     =============

Debt issue costs are amortized over the term of the associated debt.


                                       F13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


8.  OTHER RELATED PARTY TRANSACTIONS

The Company had a consulting arrangement with a company owned by one of its shareholders in which payments are made for consulting services rendered. Amounts paid for these services are included in selling, general and administrative expenses and were $1,588 and $1,800 for the fiscal years ended September 30, 2001 and September 24, 2000, respectively. In fiscal year 2002, no payments were made to this consulting company as the shareholder has become an employee of the Company to provide the same services.

During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by LDM's two shareholders. The leased facility is 73,000 square feet and annual rentals approximate $300. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2002, the Company paid rentals for the McAllen manufacturing facility of approximately $190.

See discussion regarding stock redemption agreement in footnote 11.

9.  INCOME TAXES

The Company's provision for income taxes for the years ended September 29, 2002, September 30, 2001, and September 24, 2000 is comprised of the following:

                                                                2002         2001         2000
                                                                ----         ----         ----
                                 Domestic:
                                 Federal:
                                 Current                     $    (1,619) $      (976) $       (45)
                                 Deferred                          3,185       (4,125)       1,633
                                                             -----------  ------------ -----------
                                                                   1,566       (5,101)       1,588
                                 State and local:
                                 Current                             (31)        (305)         (88)
                                 Deferred                            133         (485)         360
                                                             -----------  ------------ -----------
                                                                     102         (790)         272
                                 Foreign:
                                 Current                                          101
                                 Deferred                                      (1,116)         145
                                                             -----------  ------------ -----------
                                                                               (1,015)         145
                                                             -----------  ------------ -----------
                                 Total income tax provision  $     1,668  $    (6,906) $     2,005
                                                             ===========  ============ ===========





                                       F14

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 29, 2002 and September 30, 2001 deferred tax assets and liabilities are comprised of the following:

                                                                              2002           2001
                                                                           ------------------------
                                  Deferred tax assets:
                                   Loss carryovers                            $1,332         $6,396
                                   Alternative minimum tax credits             1,836            261
                                   Capital loss carryovers                       189            260
                                   Goodwill                                      924          2,630
                                   Accounts receivable                           204            407
                                   Inventory                                     695            914
                                   Other accrued liabilities                   1,566            660
                                   Employee benefits                             891            895
                                                                           ------------------------
                                 Total deferred tax assets                     7,637         12,423
                                 Less valuation allowances                    (1,476)          (978)
                                                                           ------------------------
                                 Total net deferred tax asset                  6,161         11,445

                                 Deferred tax liabilities:
                                   Property, plant and equipment               4,538          6,945
                                   Investment in affiliates                      614            173
                                                                           ------------------------
                                 Total deferred tax liabilities                5,152          7,118
                                                                           ------------------------
                                 Net deferred tax asset (liability)           $1,009         $4,327
                                                                           ========================

As of September 24, 2000, the valuation allowance for deferred tax assets was $344.

As of September 29, 2002 and September 30, 2001, the classification of net deferred income taxes is summarized as follows:

                                                                          SEPTEMBER 29, 2002
                                                              CURRENT         LONG TERM            TOTAL
                                                              -------         ---------            -----
                     Deferred tax assets                    $    3,433        $    2,728        $    6,161
                     Deferred tax liabilities                                     (5,152)           (5,152)
                                                            ----------        -----------       -----------
                     Net deferred tax assets (liabilities)  $    3,433        $   (2,424)       $    1,009
                                                            ==========        ===========       ===========

                                                                          SEPTEMBER 30, 2001
                                                              CURRENT         LONG TERM            TOTAL
                                                              -------         ---------            -----
                     Deferred tax assets                    $    2,612        $    8,833        $   11,445
                     Deferred tax liabilities                                     (7,118)           (7,118)
                                                            ----------        -----------       -----------
                     Net deferred tax assets                $    2,612        $    1,715        $    4,327
                                                            ==========        ===========       ===========





                                       F15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:

                                                                              YEAR ENDED
                                                           SEPTEMBER 29,     SEPTEMBER 30,     SEPTEMBER 24,
                                                               2002              2001              2000
                                                         ----------------  ----------------  ---------------
                     Tax at federal statutory rate of
                      34%                                   $    1,179        $   (5,560)       $      540
                     State and local taxes, net of
                      federal tax effect                            67              (201)              179
                     Nondeductible expenses                        531               765             1,130
                     Differences related to sale of LDM
                        Germany                                                     (859)
                     Foreign taxes                                (498)           (1,649)              154
                     Deferred tax valuation allowance              498               634
                     Loss of foreign tax credits                   767
                     Recognition of foreign generated
                     pass through differences                     (802)
                     Other, net                                    (74)              (36)                2
                                                            -----------       -----------       ----------
                     Provision for income taxes             $    1,668        $   (6,906)       $    2,005
                                                            ==========        ===========       ==========


For Canadian income tax purposes, approximately $5,009 of net operating losses are available at September 29, 2002 for carryover against taxable income in future years. These carryovers expire at various dates through 2009. As of September 29, 2002 a valuation allowance of $1,132 was recorded related to the Canadian net deferred tax asset.

For U.S. tax purposes, the alternative minimum tax credits do not expire.

10.  RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. Contributions by the Company, which are different for each individual plan, are based on matching 50% of employees' contributions, up to a maximum range of 3-4 % of earnings or five hundred to one thousand dollars. Costs under the plans amounted to $368 and $863 in 2001 and 2000, respectively. The Company suspended its 50% match of employee contribution in 2001 to mitigate the effects of a softening automotive market. Management intends to reinstate the Company match in fiscal year 2003 if favorable market conditions are in place.

11.  COMMITMENTS AND CONTINGENCIES

RESTRUCTURING

The Company incurred $1.1 million of expenses associated with employee severance at LDM Canada during fiscal year 2002 that have been included as a component of cost of goods sold. The employee severance relates to the downsizing of the facility from three shifts to one shift as certain unprofitable product lines were exited. The severence costs accrued relate to approximately 345 employees.

LEASES

The Company leases certain of its facilities, furniture and fixtures, and equipment. Rental expense, including short-term cancelable leases, approximated $13,295, $11,653 and $6,639 for the years ended September 29, 2002, September 30, 2001 and September 24, 2000, respectively. Future commitments under noncancelable operating leases are as follows:

                                FISCAL YEAR
                                -----------
                                    2003                11,256
                                    2004                13,508
                                    2005                 4,657
                                    2006                 6,981
                                    2007                 1,317
                              Thereafter                 1,703
                                                   ------------
                                   Total           $    39,422
                                                   ============

                                       F16

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


STOCK REDEMPTION AGREEMENT

The Company and its two shareholders are party to a binding stock redemption agreement. Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $25,000. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

    The Company maintains life insurance policies of $17.0 million on the life of Mr. Nash and $25.0 million on the life of Mr. Balous. The annual premiums for such policies of insurance are approximately $1.3 million. The Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

The Agreement may be terminated by mutual agreement of all parties.

CONTINGENCIES

Environmental Matters

There are currently no material environmental issues related to the Company of which management is aware.

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

12.  UNCONSOLIDATED AFFILIATES

The Company has a less than fifty percent equity interest in DBM of which the Company owns 49%, and Sunningdale of which the Company owns 22% as of September 30, 2001. These significant investments are accounted for under the equity method. Equity earnings/loss are reported as equity in losses (income) of affiliates, net on the operating statement, and as equity investments in affiliates on the balance sheet. Financial information on the Company's significant equity method investments, Sunningdale and DBM, is as follows:

                                                                     2002
                                                       Sunningdale              DBM
                                                   ------------------------------------------
Current assets                                         $        33,818      $         16,441
Noncurrent assets                                               15,659                 8,347
Current liabilities                                             11,378                27,501
Noncurrent liabilities                                           5,153                 5,622
Minority interest                                                  159

Net sales                                                       38,826                72,335
Earnings before interest and taxes                               8,520                 3,025
Net income                                                       5,683                 1,708
Percent of income/loss recognized                                   22%                   **
Amount included in Equity in losses of
affiliates, net                                                 $1,250



                                       F17

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


                                                                   2001
                                                       Sunningdale              DBM
                                                   ------------------------------------
Current assets                                         $    33,540          $    14,516
Noncurrent assets                                           15,385                9,358
Current liabilities                                         15,942               28,294
Noncurrent liabilities                                       5,800                5,622
Minority interest                                              199

Net sales                                                   43,901               63,426
Earnings (loss) before interest and taxes                    8,695               (2,581)
Net income (loss)                                            5,701               (4,367)
Percent of income/loss recognized                              22%                   **
Amount included in Equity in losses of
affiliates, net                                        $     1,254          $    (1,358)


                                                                    2000
                                                       Sunningdale              DBM
                                                   -------------------------------------
Net sales                                                   54,448               53,197
Earnings (loss) before interest and taxes                   14,261               (1,606)
Net income (loss)                                           12,314               (3,600)
Percent of income/loss recognized                              22%                100%*
Amount included in Equity in losses of
affiliates, net                                        $     2,709          $    (3,600)

** limited to investments in and receivables from DBM. Equity income in DBM was not recorded by the Company in fiscal year 2002 due to DBM's continued equity deficit. See also Note 2.
*  See Note 2.

As of September 29, 2002, the cumulative amount of the equity earnings recognized in operations and included in retained earnings was $6,563 for Sunningdale and ($7,367) for DBM.

No other equity method investment was significant for 2001 or 2002.

13.  SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies as described in note 7. Effective September 30, 2001 as discussed in Note 2, the Company sold its ownership shares in LDM Germany. As of September 29, 2002 there are no non-guarantor subsidiaries remaining.

Supplemental consolidating financial information of LDM Technologies, Inc., LDM Canada (including the related holding company guarantors) and LDM Germany (the "non-guarantor subsidiaries") is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor and non-guarantor subsidiaries.









                                       F18

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 29, 2002



                                               LDM                           Consolidating
                                        Technologies, Inc.  LDM Canada           Entries          Consolidated

ASSETS
Current assets:
  Cash                                      $     683         $     249                             $     932
  Accounts receivable                          72,343             4,808                                77,151
  Inventories                                  13,742             2,224                                15,966
  Mold costs                                    5,073                65                                 5,138
  Prepaid expenses                              2,087                14                                 2,101
  Deferred income taxes                         3,386                47                                 3,433
                                            ---------         ---------          ---------          ---------
Total current assets                           97,314             7,407                               104,721

Net property, plant and equipment              81,313            10,184                                91,497
Investment in subsidiaries and affiliates       9,887                            $  (2,587)             7,300
Note receivable affiliates                      9,242                               (9,242)
Goodwill                                       50,152                                                  50,152
Debt issue costs                                3,389                                                   3,389
Other                                             428                                                     428
                                            ---------         ---------          ---------          ---------
                                            $ 251,725         $  17,591          $ (11,829)         $ 257,487
                                            =========         =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  49,204         $   5,683          $    (173)         $  54,714
  Accrued liabilities                          19,861                                                  19,861
  Accrued compensation                          5,290               252                                 5,542
  Income taxes payable                             78                                                      78
  Current maturities of long-term debt         11,305                                                  11,305
                                            ---------         ---------          ---------          ---------
Total current liabilities                      85,738             5,935               (173)            91,500

Lines of credit and revolving debt             20,079                                                  20,079
Long-term debt due after one year             138,887             9,068             (9,068)           138,887
Deferred income taxes                           2,424                                                   2,424

Stockholders' equity:
  Common stock                                                    5,850             (5,850)
  Additional paid-in capital                       94                                                      94
  Retained earnings                             4,503            (3,262)             3,262              4,503
                                            ---------         ---------          ---------          ---------
Total stockholders' equity                      4,597             2,588             (2,588)             4,597
                                            ---------         ---------          ---------          ---------

Total liabilities and stockholders' equity  $ 251,725         $  17,591          $ (11,829)         $ 257,487
                                            =========         =========          =========          =========






                                       F19

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)


                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2001



                                                  LDM                            Consolidating
                                          Technologies, Inc.   LDM Canada           Entries           Consolidated
ASSETS
Current assets:
  Cash                                         $      23         $   2,297                             $   2,320
  Accounts receivable                             41,426             7,393                                48,819
  Inventories                                     13,779             2,902                                16,681
  Mold costs                                      19,221               367                                19,588
  Prepaid expenses                                 2,462                55                                 2,517
  Refundable income taxes                          1,683                                                   1,683
  Deferred income taxes                            2,565                47                                 2,612
                                               ---------         ---------          ---------          ---------
Total current assets                              81,159            13,061                                94,220

Net property, plant and equipment                 91,819            12,707                               104,526
Investment in subsidiaries and affiliates         10,102                            $  (4,052)             6,050
Note receivable affiliates                        10,685                              (10,685)
Goodwill                                          50,152                                                  50,152
Debt issue costs                                   4,258                                                   4,258
Deferred income taxes                              1,715                                                   1,715
Other                                              1,391                                                   1,391
                                               ---------         ---------          ---------          ---------
                                               $ 251,281         $  25,768          $ (14,737)         $ 262,312
                                               =========         =========          =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  44,678         $   9,028          $    (553)         $  53,153
  Accrued liabilities                             20,268             1,319                                21,587
  Accrued compensation                             1,576             1,237                                 2,813
  Current maturities of long-term debt             8,735                                                   8,735
                                               ---------         ---------          ---------          ---------
Total current liabilities                         75,257            11,584               (553)            86,288

Lines of credit and revolving debt                18,181                                                  18,181
Long-term debt due after one year                155,047            10,131            (10,131)           155,047

Stockholders' equity:
  Common stock                                                       5,850             (5,850)
  Additional paid-in capital                          94                                                      94
  Retained earnings                                2,702            (1,797)             1,797              2,702
                                               ---------         ---------          ---------          ---------
Total stockholders' equity                         2,796             4,053             (4,053)             2,796
                                               ---------         ---------          ---------          ---------

Total liabilities and stockholders' equity     $ 251,281         $  25,768          $ (14,737)         $ 262,312
                                               =========         =========          =========          =========











                                       F20

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 29, 2002

                                  UNCONSOLIDATED
                           -----------------------------
                                LDM
                           TECHNOLOGIES,         LDM            CONSOLIDATING
                               INC.             CANADA             ENTRIES               CONSOLIDATED
                           -------------      ----------        -------------            ------------
Net sales                   $  358,937        $   31,989                                  $ 390,926

Cost of sales                  302,289            31,627                                    333,916
                            ----------        ----------           --------               ---------

Gross margin                    56,648               362                                     57,010

Selling, general and
  administrative expenses       36,832               305                                     37,137
Interest                        15,699             1,046           $   (935)                 15,810
Equity in losses (income)
  of subsidiaries and
  affiliates, net                  215                               (1,465)                 (1,250)
International currency
  exchange losses                                    476                                        476
Other, net                         433                                  935                   1,368
                            ----------        ----------           --------               ---------
                                53,179             1,827             (1,465)                 53,541
                            ----------        ----------           --------               ---------
Income (loss) before
   income taxes                  3,469            (1,465)             1,465                   3,469
                            ----------        ----------           --------               ---------
Provision for income
   taxes                         1,668                                                        1,668
                            ----------        ----------           --------               ---------
Net loss                    $    1,801        $   (1,465)          $  1,465               $   1,801
                            ==========        ==========           ========               =========









                                       F21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                            UNCONSOLIDATED
                         ----------------------------------------------------

                                LDM
                           TECHNOLOGIES,          LDM             LDM              CONSOLIDATING
                                INC.             CANADA         GERMANY                ENTRIES            CONSOLIDATED
                         ------------------    ----------    ----------------    ------------------    -----------------

Net sales                     $    312,925      $ 57,590         $    19,724                                 $  390,239

Cost of sales                      258,414        61,393              22,034                                    341,841
                              ------------      --------         -----------          ----------             ----------

Gross margin                        54,511        (3,803)             (2,310)                                    48,398

Selling, general and
  administrative expenses           44,957           379                 919                                     46,255
Interest                            17,524         1,177                              $   (1,059)                17,642
Equity in losses of
  subsidiaries and
  affiliates, net                    6,602                                                (6,498)                   104
International currency
  exchange (gains) losses                            497                (865)                                      (368)
Gain on sale of LDM
    Germany                           (553)                                                                        (553)
Other, net                             729           (62)                (92)              1,059                  1,634
                              ------------      --------         -----------          ----------             ----------
                                    69,259         1,991                 (38)             (6,498)                64,714
                              ------------      --------         -----------          ----------             ----------
Loss before income
    taxes                          (14,748)       (5,794)             (2,272)              6,498                (16,316)

Credit for income taxes             (5,891)       (1,015)                                                        (6,906)
                              ------------      --------         -----------          ----------             ----------
Net loss                      $     (8,857)     $ (4,779)        $    (2,272)         $    6,498             $   (9,410)
                              ============      ========         ===========          ==========             ==========







                                       F22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 24, 2000

                                            UNCONSOLIDATED
                            ------------------------------------------------

                                 LDM
                             TECHNOLOGIES,        LDM               LDM              CONSOLIDATING
                                 INC.           CANADA             GERMANY               ENTRIES          CONSOLIDATED
                            ---------------    ---------         -----------         -------------        -------------
Net sales                   $      363,137     $  61,580          $   27,262            $                    $ 451,979

Cost of sales                      287,787        58,975              27,806                                   374,568
                            --------------     ---------          ----------            ---------            ---------

Gross margin                        75,350         2,605                (544)                                   77,411

Selling, general and
  administrative expenses           51,177           819               1,305                                    53,301
Interest                            19,864         1,193                 706               (1,808)              19,955
Equity in losses of
  subsidiaries and
  affiliates, net                    5,060                                                 (4,169)                 891
International currency
  exchange losses (gains)                            (33)              2,268                                     2,235
Other, net                          (2,198)         (173)                                   1,808                 (563)
                            --------------     ---------          ----------            ---------            ---------
                                    73,903         1,806               4,279               (4,169)              75,819
                            --------------     ---------          ----------            ---------            ---------
Income (loss) before
  income taxes                       1,447           799              (4,823)               4,169                1,592
Provision for income
  taxes                              1,860           145                                                         2,005
                            --------------     ---------          ----------            ---------            ---------
Net income (loss)           $         (413)    $     654          $   (4,823)           $   4,169            $    (413)
                            ==============     =========          ==========            =========            =========







                                       F23

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 29,2002


                                                   UNCONSOLIDATED
                                           --------------------------------
                                                LDM
                                           TECHNOLOGIES,          LDM            CONSOLIDATING
                                                INC.             CANADA             ENTRIES          CONSOLIDATED
                                           ----------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                          $      1,801       $     (1,465)      $      1,465        $     1,801
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries' losses               1,465                                (1,465)
     Equity in losses of affiliates, net         (1,250)                                                   (1,250)
     Depreciation and amortization               18,608              2,224                                 20,832
     Gain on early payment of notes                (756)                                                     (756)
     Currency exchange loss                                            476                                    476
     Loss on sale of property,
       plant and equipment                            1                                                         1
     Deferred income taxes                        3,318                                                     3,318
     Changes in assets and liabilities:
          Accounts and notes receivable         (30,917)             2,109                                (28,808)
          Inventory and mold costs               14,185                980                                 15,165
          Prepaid expenses                        1,277                 41                                  1,318
          Accounts payable and accrued
             liabilities                          7,833             (5,649)               380               2,564
          Income taxes refundable/payable         1,761                                                     1,761
                                           ----------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                           17,326             (1,284)               380              16,422

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                      (7,001)               299                                 (6,702)
Proceeds from disposal of property,
  and equipment                                      26                                                        26
Disbursements to affiliates                                         (1,063)             1,063
Payments from affiliates                          1,443                                (1,443)
                                           ----------------------------------------------------------------------
Net cash used for investing
  activities                                     (5,532)              (764)              (380)             (6,676)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt           (198)                                                     (198)

Payments on long-term debt                      (12,834)                                                  (12,834)
Net proceeds from Line of Credit/
  Revolver                                        1,898                                                     1,898
                                           ----------------------------------------------------------------------
Net cash used by financing activities           (11,134)                                                  (11,134)
                                           ----------------------------------------------------------------------

Net increase (decrease) in cash                     660             (2,048)                                (1,388)
Cash at beginning of year                            23              2,297                                  2,320
                                           ----------------------------------------------------------------------
Cash at end of year                        $        683       $       249        $                   $        932
                                           ======================================================================






                                       F24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001


                                                            UNCONSOLIDATED
                                         -----------------------------------------------------
                                                LDM
                                           TECHNOLOGIES,           LDM                             CONSOLIDATING
                                                INC.              CANADA         LDM GERMANY          ENTRIES          CONSOLIDATED
                                         -------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                        $     (8,857)      $     (4,779)      $     (2,272)       $      6,498        $     (9.410)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Equity in subsidiaries' losses             6,498                                                    (6,498)
     Equity in losses of affiliates, net          104                                                                           104
     Gain on sale of LDM Germany                 (553)                                                                         (553)
     Depreciation and amortization             21,660              2,106                823                                  24,589
     Currency exchange (gain) loss                                   497               (865)                                   (368)
     Loss on sale of property and
       equipment                                   73                                                                            73
     Deferred income taxes                     (4,610)            (1,116)                                                    (5,726)
     Changes in assets and liabilities:
          Accounts and notes receivable        22,712                507                530                                  23,749
          Inventory and mold costs            (10,409)             6,491             (1,781)                                 (5,699)
          Prepaid expenses                       (285)               192                (78)                                   (171)
          Accounts payable and
             accrued liabilities                  (16)            (2,365)             2,514                 487                 620
          Refundable income taxes                (612)                                                                         (612)
                                         ------------------------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                         25,705              1,533             (1,129)                487              26,596

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                   (18,107)            (1,457)              (948)                                (20,512)
Deposits for leases to be reimbursed            4,791                                                                         4,791
Proceeds from disposal of property,
  and equipment                                   475                                                                           475
Disbursements to affiliates                                         (401)                                   401
Payments from affiliates                          800                                    88                (888)
                                         ------------------------------------------------------------------------------------------
Net cash used for investing activities        (12,041)            (1,858)              (860)               (487)            (15,246)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt        9,013                                                                         9,013
Payments on long-term debt                     (6,221)                                                                       (6,221)
Net proceeds from Line of Credit/
  Revolver                                    (16,462)                                                                      (16,462)
                                         ------------------------------------------------------------------------------------------
Net cash used by financing activities         (13,670)                                                                      (13,670)
                                         ------------------------------------------------------------------------------------------

Net increase (decrease) in cash                    (6)              (325)            (1,989)                                 (2,320)
Cash at beginning of year                          29              2,622              1,989                                   4,640
                                         ------------------------------------------------------------------------------------------
Cash at end of year                      $         23       $      2,297       $                   $                   $      2,320
                                         ==========================================================================================












                                       F25

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)


13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS


                      FOR THE YEAR ENDED SEPTEMBER 24, 2000

                                                            UNCONSOLIDATED
                                             -------------------------------------------
                                                   LDM
                                              TECHNOLOGIES,      LDM                          CONSOLIDATING
                                                  INC.          CANADA       LDM GERMANY         ENTRIES       CONSOLIDATED
                                             --------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                            $       (413)    $      654     $     (4,823)    $      4,169     $       (413)
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Equity in subsidiaries' losses                 4,169                                           (4,169)
     Equity in losses of affiliates, net              891                                                               891
     Depreciation and amortization                 19,960          2,292            1,401                            23,653
     Currency exchange (gain) loss                                   (33)           2,268                             2,235
     (Gain) loss on sale of property and
       equipment                                      241             (2)                                               239
     Deferred income taxes                          1,993            145                                              2,138
     Changes in assets and liabilities:
          Accounts and notes receivable            (3,525)         5,848            2,776                             5,099
          Inventory and mold costs                  3,371         (4,508)             613                              (524)
          Prepaid expenses                           (569)          (104)              57                              (616)
          Accounts payable and accrued
             liabilities                            3,738           (517)          (3,186)          (1,066)          (1,031)
          Refundable income taxes                     241             73                                                314
                                             --------------------------------------------------------------------------------
Net cash provided by (used in) operating
  activities                                       30,097          3,848             (894)          (1,066)          31,985

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                       (13,352)        (1,228)                                           (14,580)
Deposits for leases to be reimbursed               (4,791)                                                           (4,791)
Equity contributed to affiliate                       (49)                                                              (49)
Proceeds from disposal of property,
  plant, and equipment                              8,268              2                                              8,270
Disbursements to affiliates                        (3,691)                                           1,816           (1,875)
Payments from affiliates                                                              750             (750)               -
                                             --------------------------------------------------------------------------------
Net cash (used for) provided by
  investing activities                            (13,615)        (1,226)             750            1,066          (13,025)

FINANCING ACTIVITIES
Proceeds from issuance of long term debt             (181)                                                             (181)
Payments on long-term debt                        (19,823)                                                          (19,823)
Net proceeds from Line of Credit/
  Revolver                                          1,367                                                             1,367
                                             --------------------------------------------------------------------------------
Net cash used by financing activities             (18,637)                                                          (18,637)
                                             --------------------------------------------------------------------------------

Net increase (decrease) in cash                    (2,155)         2,622             (144)               -              323
Cash at beginning of year                           2,184                           2,133                -            4,317
                                             --------------------------------------------------------------------------------
Cash at end of year                          $         29     $    2,622     $      1,989     $          -     $      4,640
                                             ================================================================================



                                       F26

                                 EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTION

21            Subsidiaries and Affiliates of the Company
99.1          CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2          CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.