Form 10-Q
period 2002-12-22
LDM TECHNOLOGIES INC
filed 2003-02-04
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 22, 2002

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


    Number of shares of common stock outstanding as of January 31, 2003: 600

                                 Total pages: 23

                             Listing of exhibits: 19

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                Page No.
                                                                                --------
        PART I        FINANCIAL INFORMATION

        ITEM 1        FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets, December 22, 2002 and
           September 29, 2002                                                          3

        Condensed Consolidated Statements of Operations, three months
           ended December 22, 2002 and December 23, 2001                               4

        Condensed Consolidated Statements of Cash Flows, three months ended
           December 22, 2002 and December 23, 2001                                     5

        Notes to Condensed Consolidated Financial Statements                           6

        ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                             15

        ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK                                                            18

        ITEM 4        DISCLOSURE CONTROLS AND PROCEDURES                              18

        PART II       OTHER INFORMATION

        Item 1        Legal Proceedings                                        Not applicable

        Item 2        Changes in Securities                                    Not applicable

        Item 3        Defaults upon Senior Securities                          Not applicable

        Item 4        Submission of Matters to a Vote of Security Holders      Not applicable

        Item 5        Other Information                                        Not applicable

                      Signature Page                                                  18

        Item 6        Exhibits and Reports on Form 8-K                                19

                      Certifications                                                  20

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                DECEMBER 22, 2002                   SEPTEMBER 29, 2002
                                                   (UNAUDITED)                            (NOTE)
                                                -----------------                   ------------------
ASSETS
Current assets:
   Cash                                                      $603                                 $932
   Accounts receivable                                     68,738                               77,151
   Raw materials                                            7,652                                8,424
   Work in process                                          1,428                                1,664
   Finished goods                                           5,751                                5,878
   Mold costs                                               5,407                                5,138
   Prepaid expenses                                         2,948                                2,101
   Deferred income taxes                                    3,347                                3,433
                                                -----------------                   ------------------
     Total current assets                                  95,874                              104,721

Net property, plant and equipment                          88,248                               91,497
Goodwill                                                   50,152                               50,152
Debt issue costs, net                                       3,188                                3,389
Equity investments in affiliate                             7,400                                7,300
Other assets                                                  396                                  428
                                                -----------------                   ------------------
     Totals                                              $245,258                             $257,487
                                                =================                   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $49,748                              $54,714
   Accrued liabilities                                     21,784                               17,223
   Accrued interest                                         5,284                                2,638
   Accrued compensation                                     4,213                                5,542
   Income taxes payable                                     1,848                                   78
   Current maturities of long-term debt                    11,305                               11,305
                                                -----------------                   ------------------
     Total current liabilities                             94,182                               91,500

Lines of credit and revolving debt                          3,872                               20,079
Long-term debt due after one year                         136,780                              138,887
Deferred income taxes                                       2,515                                2,424

STOCKHOLDERS' EQUITY
   Common stock (par value; $.10, issued
     and outstanding 600 shares,
     authorized 100,000 shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                        7,815                                4,503
                                                -----------------                   ------------------
   Total stockholders' equity                               7,909                                4,597
                                                -----------------                   ------------------
     Totals                                              $245,258                             $257,487
                                                =================                   ==================

Note: The balance sheet at September 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)


                                                                      (Unaudited)
                                                                   Three Months Ended
                                              ------------------------------------------------------------
                                                December 22, 2002                       December 23, 2001
                                              --------------------                     -------------------
Net sales                                                $108,285                                $95,430

Cost of sales                                              89,848                                 82,957
                                              --------------------                     -------------------

Gross margin                                               18,437                                 12,473

Selling, general and administrative expenses                9,704                                  8,179
                                              --------------------                     -------------------

Operating profit                                            8,733                                  4,294
Interest expense                                           (3,533)                                (3,759)
Equity in income of affiliates, net                           100                                    300
International currency exchange losses                       (106)                                  (308)
Other income (expense), net                                   470                                   (431)
                                              --------------------                     -------------------

Income before income taxes                                  5,664                                     96

Provision for income taxes                                  2,352                                     17
                                              --------------------                     -------------------
Net income                                                 $3,312                                    $79
                                              ====================                     ===================


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                 (Unaudited)
                                                                              Three Months Ended
                                                                  ----------------------------------------------
                                                                     December 22,                December 23,
                                                                         2002                         2001
                                                                  -----------------           ------------------
Net cash provided by operating activities                                  $20,025                      $4,945

Cash flows from investing activities
   Additions to property, plant and equipment                               (1,984)                     (1,435)
   Proceeds from disposal of property, plant and equipment                      17
                                                                  -----------------           ------------------
             Net cash provided (used) for investing activities              (1,967)                     (1,435)


Cash flows from financing activities
   Payments on long-term debt                                               (2,107)                     (2,576)
   Net repayments on line of credit                                        (16,207)                     (1,922)
   Costs associated with debt acquisition                                      (73)                        (72)
                                                                  -----------------           ------------------
                        Net cash used for financing activities             (18,387)                     (4,570)
                                                                  -----------------           ------------------

Net cash change                                                               (329)                     (1,060)
Cash at beginning of period                                                    932                       2,320
                                                                  -----------------           ------------------
Cash at end of period                                                         $603                      $1,260
                                                                  =================           ==================
Supplemental information
   Total depreciation and amortization                                      $5,225                      $4,759
                                                                  =================           ==================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending December 22, 2002 and December 23, 2001 are not necessarily indicative of the results that may be expected for the year ending September 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2002.

The Company closed its quarters ended December 22, 2002 and December 23, 2001 one week early to allow for the Christmas holiday and automotive shutdown. Both quarters contain 12 weeks.

2.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 11 of the Company's consolidated financial statements as of and for the fiscal year ended September 29, 2002.


3.       Reclassification

The Company incurs certain expenditures at its plant locations. In the past, these expenditures have been classified as selling, general and administrative expenses. The Company believes that these expenditures are more accurately characterized as cost of sales expenses as they directly support manufacturing activities within the manufacturing facilities. As a result, for the three month period ending December 23, 2001, these expenses have been reclassified from selling, general and administrative expenses to cost of sales. There was no impact to net earnings or equity resulting from this reclassification.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

4.       Derivative Financial Instruments

The Company's fair values of the swap and the collar (refer to footnote 1 of the Company's consolidated financial statements as of and for the fiscal year ended September 29, 2002) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reflected the fair value of these derivatives as a liability of $2.7 million which is included as a component of accrued liabilities. The change in fair value for the three months ended December 22, 2002, and three months ended December 23, 2001 resulted in income of $449 thousand and expense of $438 thousand, respectively, which has been included as a component of other income (expense), net.


5.       Income Taxes

The effective tax rate for the first quarter of 2003 was 41.5% compared to 17.7% for the first quarter 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.


6.       Related Party Transactions

During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by the Company's two shareholders. The leased facility is 73,000 square feet and annual rentals approximate $300 thousand. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2002, the Company paid rentals for the McAllen manufacturing facility of approximately $190 thousand. To date in fiscal year 2003, the Company paid rentals for the same facility of approximately $75 thousand.

The Company and its two shareholders are party to a binding stock redemption agreement which may be terminated by mutual agreement of the parties. Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $25 million, subject to subsequent adjustment. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

The Company maintains life insurance policies of $17.0 million on the life of Mr. Nash and $25.0 million on the life of Mr. Balous, the Company's two shareholders. The annual premiums for such policies of insurance are approximately $1.5 million. The Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

7.       Supplemental Guarantor Information

The 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the Multi-Option Adjustable Rate Notes, the Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term Loan, as more fully described in footnotes 6 and 7 of the Company's 10-K for its fiscal year ended September 29, 2002, filed December 6, 2002, are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies.

Supplemental consolidating financial information of LDM Technologies, Inc. and LDM Canada (including the related holding company guarantors) is presented below. Investments in subsidiaries are presented on the equity method of accounting. Separate financial statements of the guarantors are not provided because management has concluded that the summarized financial information below provides sufficient information to allow investors to separately determine the nature of the assets held by and the operations of LDM Technologies, Inc., and the guarantor subsidiaries.

                             LDM TECHNOLOGIES, INC.
    Condensed Consolidating Balance Sheet as of December 22, 2002 (Unaudited)
                             (dollars in thousands)




                                                  LDM                              Consolidating
                                           Technologies, Inc.     LDM Canada          Entries        Consolidated
                                           ------------------   --------------    ---------------    ------------
ASSETS
Current assets:
  Cash                                      $           602     $            1                       $       603
  Accounts receivable                                64,797              3,941                            68,738
  Raw materials                                       6,342              1,310                             7,652
  Work in process                                     1,133                295                             1,428
  Finished goods                                      5,627                124                             5,751
  Mold costs                                          5,383                 24                             5,407
  Prepaid expenses                                    2,927                 21                             2,948
  Deferred income taxes                               3,300                 47                             3,347
                                            ---------------     --------------    ---------------    -----------
Total current assets                                 90,111              5,763                            95,874

Net property, plant and equipment                    78,620              9,628                            88,248
Investment in subsidiaries and affiliates             9,758                       $        (2,358)         7,400
Note receivable affiliates                            9,336              1,057            (10,393)
Goodwill                                             50,152                                               50,152
Debt issue costs                                      3,188                                                3,188
Other                                                   396                                                  396
                                            ---------------     --------------    ---------------    -----------
                                            $       241,561     $       16,448    $       (12,751)   $   245,258
                                            ===============     ==============    ===============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $        46,479     $        3,593    $          (324)   $    49,748
  Accrued liabilities                                21,739                 45                            21,784
  Accrued interest                                    5,284                                                5,284
  Accrued compensation                                3,830                383                             4,213
  Income taxes payable                                1,848                                                1,848
  Current maturities of long-term debt               11,305                                               11,305
                                            ---------------     --------------    ---------------    -----------
Total current liabilities                            90,485              4,021               (324)        94,182

Lines of credit and revolving debt                    3,872                                                3,872
Long-term debt due after one year                   136,780             10,068            (10,068)       136,780
Deferred income taxes                                 2,515                                                2,515

Stockholders' equity:
  Common stock                                                           5,850             (5,850)
  Additional paid-in capital                             94                                                   94
  Retained earnings                                   7,815             (3,491)             3,491          7,815
                                            ---------------     --------------    ---------------    -----------
Total stockholders' equity                            7,909              2,359             (2,359)         7,909
                                            ---------------     --------------    ---------------    -----------

Total liabilities and stockholders' equity  $       241,561     $       16,448    $       (12,751)   $   245,258
                                            ===============     ==============    ===============    ===========

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 29, 2002 (Unaudited)
                             (dollars in thousands)




                                                  LDM                              Consolidating
                                           Technologies, Inc.     LDM Canada          Entries        Consolidated
                                           ------------------   --------------    ---------------    ------------
ASSETS
Current assets:
  Cash                                      $         683      $         249                        $      932
  Accounts receivable                              72,343              4,808                            77,151
  Raw materials                                     7,042              1,382                             8,424
  Work in process                                   1,182                482                             1,664
  Finished goods                                    5,518                360                             5,878
  Mold costs                                        5,073                 65                             5,138
  Prepaid expenses                                  2,087                 14                             2,101
  Deferred income taxes                             3,386                 47                             3,433
                                            -------------      -------------     --------------     ----------
Total current assets                               97,314              7,407                           104,721

Net property, plant and equipment                  81,313             10,184                            91,497
Investment in subsidiaries and affiliates           9,887                        $       (2,587)         7,300
Note receivable affiliates                          9,242                                (9,242)
Goodwill                                           50,152                                               50,152
Debt issue costs                                    3,389                                                3,389
Other                                                 428                                                  428
                                            -------------      -------------     --------------     ----------
                                            $     251,725      $      17,591     $      (11,829)    $  257,487
                                            =============      =============     ==============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $      49,204      $       5,683     $         (173)    $   54,714
  Accrued liabilities                              17,223                                               17,223
  Accrued interest                                  2,638                                                2,638
  Accrued compensation                              5,290                252                             5,542
  Income taxes payable                                 78                                                   78
  Current maturities of long-term debt             11,305                                               11,305
                                            -------------      -------------     --------------     ----------
Total current liabilities                          85,738              5,935               (173)        91,500

Lines of credit and revolving debt                 20,079                                               20,079
Long-term debt due after one year                 138,887              9,068             (9,068)       138,887
Deferred income taxes                               2,424                                                2,424

Stockholders' equity:
  Common stock                                                         5,850             (5,850)
  Additional paid-in capital                           94                                                   94
  Retained earnings                                 4,503             (3,262)             3,262          4,503
                                            -------------      -------------     --------------     ----------
Total stockholders' equity                          4,597              2,588             (2,588)         4,597
                                            -------------      -------------     --------------     ----------

Total liabilities and stockholders' equity  $     251,725      $      17,591     $      (11,829)    $  257,487
                                            =============      =============     ==============     ==========

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months ended
                         December 22, 2002 (Unaudited)
                             (dollars in thousands)

                                                  LDM
                                             Technologies,        LDM            Consolidating
                                                  Inc.           Canada             Entries         Consolidated
                                             -------------     -----------      ---------------     -------------
Net sales                                       $100,970            $7,315                              $108,285

Cost of Sales                                     82,712             7,136                                89,848
                                              -----------      ------------     ---------------     -------------

Gross Margin                                      18,258               179                                18,437

Selling, general and administrative expenses       9,649                55                                 9,704
                                              -----------      ------------     ---------------     -------------

Operating profit                                   8,609               124                                 8,733
Interest expense                                  (3,507)             (253)               $227            (3,533)
Other income (expense), net                          691                 6                (227)              470
International currency exchange losses                                (106)                                 (106)
Equity in net income (loss) of
subsidiaries and affiliates                         (129)                                  229               100
                                              -----------      ------------     ---------------     -------------

Income (loss) before income taxes                  5,664              (229)                229             5,664

Provision for income taxes                         2,352                                                   2,352
                                              -----------      ------------     ---------------     -------------
Net income (loss)                                 $3,312             $(229)               $229            $3,312
                                              ===========      ============     ===============     =============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months ended
                         December 23, 2001 (Unaudited)
                             (dollars in thousands)

                                                 LDM
                                             Technologies,         LDM           Consolidating
                                                 Inc.            Canada             Entries         Consolidated
                                             -------------     -----------      ---------------     -------------
Net sales                                        $80,621           $14,809                               $95,430

Cost of Sales                                     68,834            14,123                                82,957
                                             -------------     ------------     ---------------     -------------

Gross Margin                                      11,787               686                                12,473

Selling, general and administrative expenses       8,081                98                                 8,179
                                             -------------     ------------     ---------------     -------------

Operating profit                                   3,706               588                                 4,294
Interest expense                                  (3,733)             (264)               $238            (3,759)
Other income (expense), net                         (193)                                 (238)             (431)
International currency exchange losses                                (308)                                 (308)
Equity in net income of subsidiaries
and affiliates                                       284                                    16               300
                                             -------------     ------------     ---------------     -------------

Income before income taxes                            64                16                  16                96

Provision for income taxes                           (15)               32                                    17
                                             -------------     ------------     ---------------     -------------
Net income (loss)                                    $79              $(16)                $16               $79
                                             =============     ============     ===============     =============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 22, 2002 (Unaudited)
                             (dollars in thousands)

                                                                 LDM
                                                             Technologies,      LDM
                                                                 Inc.          Canada      Consolidated
                                                             ------------    ----------    -------------
Net cash provided (used) by operating activities                 $20,325         $(300)         $20,025

Cash flows from investing activities
   Additions to property, plant and equipment                     (1,942)          (42)          (1,984)
   Proceeds from sale of property, plant and equipment                17                             17
                                                             ------------    ----------    -------------
                     Net cash used by investing activities        (1,925)          (42)          (1,967)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                     (94)           94
  Costs associated with debt acquisition                             (73)                           (73)
  Payments on long-term debt                                      (2,107)                        (2,107)
  Net repayments on line of credit borrowings                    (16,207)                       (16,207)
                                                             ------------    ----------    -------------
          Net cash provided (used) by financing activities       (18,481)           94          (18,387)
                                                             ------------    ----------    -------------

Net cash change                                                      (81)         (348)            (329)
Cash at beginning of period                                          683           249              932
                                                             ------------    ----------    -------------
Cash at end of period                                               $602            $1             $603
                                                             ============    ==========    =============

Supplemental information:
Depreciation and amortization                                     $4,627          $598           $5,225
                                                             ============    ==========    =============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                          December 23, 2001 (Unaudited)
                             (dollars in thousands)

                                                                 LDM
                                                             Technologies,      LDM
                                                                 Inc.          Canada      Consolidated
                                                             ------------    ----------    -------------
Net cash provided (used) by operating activities                  $5,695        $(750)           $4,945

Cash flows from investing activities
   Additions to property, plant and equipment                     (1,502)           67           (1,435)
                                                             ------------    ----------    -------------
          Net cash provided (used) by investing activities        (1,502)           67           (1,435)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                     452          (452)
  Costs associated with debt acquisition                             (72)                           (72)
  Payments on long-term debt                                      (2,576)                        (2,576)
  Net repayments on line of credit borrowings                     (1,922)                        (1,922)
                                                             ------------    ----------    -------------
                     Net cash used by financing activities        (4,118)         (452)          (4,570)
                                                             ------------    ----------    -------------

Net cash change                                                       75        (1,135)          (1,060)
Cash at beginning of period                                           23         2,297            2,320
                                                             ------------    ----------    -------------
Cash at end of period                                                $98       $ 1,162           $1,260
                                                             ============    ==========    =============

Supplemental information:
Depreciation and amortization                                     $4,149          $610           $4,759
                                                             ============    ==========    =============

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

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2002. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

GOODWILL

Goodwill totaled $50.2 million at December 22, 2002 and represented approximately 20.4% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

INCOME TAXES

The Company provides an estimate of actual current tax due together with an assessment of temporary differences resulting from the treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. Based on known and projected earnings information and any available tax planning strategies, the Company then assesses the likelihood that the deferred tax assets will be recovered. To the extent that the Company believes recovery is not likely, a valuation allowance is established.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At December 22, 2002, the Company had net deferred tax assets, after valuation allowances, of $0.8 million.

Deferred tax assets in Canada relate primarily to net operating loss carryforwards (NOL's) for which the Company has recognized a valuation allowance of $1.2 million.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of customer productivity reimbursement programs and historical experience. The allowance amount at December 22, 2002 and September 29, 2002 was $0.5 million.

RESULTS OF OPERATIONS

The Company closed its quarters ended December 22, 2002 and December 23, 2001 one week early to allow for the Christmas holiday and automotive shutdown. Both quarters contain 12 weeks.

QUARTER ENDED DECEMBER 22, 2002 COMPARED TO THE QUARTER ENDED
DECEMBER 23, 2001

Net sales for the quarter ended December 22, 2002 ("first quarter 2003") were $108.3 million, an increase of $12.9 million or 13.5% from the quarter ended December 23, 2001 ("first quarter 2002"). The increase in net sales is primarily due to the launch of new products from the Company's facility in Romulus, Michigan in March and August of 2002. The Romulus facility reported $23.6 million in net sales for the first quarter of 2003.

Gross margin was $18.4 million or 17.0% of net sales for the first quarter 2003 compared with $12.5 million or 13.1% of net sales for the first quarter 2002. The gross margin improvement is due to the fiscal 2003 sales generated at the Romulus facility to absorb fixed costs generated by the facility.

Selling, General and Administrative (SG&A) expense for the first quarter 2003 was $9.7 million, or 9.0% of net sales compared to $8.2 million, or 8.6% of net sales for the first quarter of 2002. Expense has increased due to the reinstatement of certain employee benefits as the Company has returned to profitability.

Interest expense for the first quarter 2003 was $3.5 million compared to $3.8 million for the first quarter 2002. The decrease in interest expense is due to scheduled debt repayments, a decrease in variable interest rates and lower average borrowings outstanding on the Company's line of credit.

The effective tax rate for the first quarter of 2003 was 41.5% compared to 17.7% for the first quarter 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

At December 22, 2002, the Company had net deferred tax assets of $832 thousand. The Company evaluates the necessity for a valuation allowance on deferred tax assets by taxing jurisdiction. Deferred tax assets in the United States and Canada relate primarily to net operating loss carryforwards (NOL's).

In Canada, the Company has recognized a valuation allowance of $1.2 million.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of December 22, 2002, the Company had $136.8 million of long-term debt outstanding, $15.2 million of revolving loans and current maturities of long-term debt outstanding, and $41.4 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in first quarter 2003 was $20.0 million compared to $4.9 million in the first quarter 2002. The increase is due to the timing of accounts receivable reimbursement in first quarter 2003. Approximately $15 million in customer payments, expected to be received in late September 2002, were received instead in early October 2002.

Capital expenditures for first quarter 2003 were $2.0 million compared to $1.4 million for first quarter 2002. The Company believes its capital expenditures will be approximately $16 million in fiscal year 2003. The majority of the Company's fiscal year 2003 capital expenditures will be used to refresh current equipment and facilitate new programs launching in fiscal year 2003.

Long-term debt has decreased due to scheduled principal repayments of senior term debt, including an excess cash flow payment. This payment is due January 1st of every year if excess cash flow exists as defined by the senior term loan agreement. As a result of excess cash flow generated in fiscal year 2002, the Company made an additional senior term loan payment of $2.8 million in January 2003.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at December 22, 2002:


      CONTRACTUAL OBLIGATIONS                            PAYMENTS DUE BY PERIOD (000'S)
                                        ---------------------------------------------------------------------
                                                       LESS THAN 1
                                         TOTAL            YEAR       1-3 YEARS  4 - 5 YEARS     AFTER 5 YEARS
                                        --------         -------     --------   -----------     -------------
Long Term Debt                          $148,085         $11,305      $23,435     $107,675           $5,670
Lines of Credit                            3,872                        3,872
Operating Leases                          39,621          12,178       11,708        5,647           10,088
                                        --------         -------      -------     --------          -------
Total Contractual Cash Obligations      $191,578         $23,483      $39,015     $113,322          $15,758
                                        ========         =======      =======     ========          =======


   OTHER COMMERCIAL                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
     COMMITMENTS                         ---------------------------------------------------------------
     -----------
                                         TOTAL AMOUNTS      LESS THAN 1
                                            COMMITTED           YEAR        1 -- 3 YEARS    OVER 5 YEARS
                                            ---------           ----        ------------    ------------
Unused Lines of Credit                         $43,506                         $43,506
Standby Letters of Credit                       15,622          14,173               -           1,449
                                               -------         -------         -------          ------
Total Commercial Commitments                   $59,128         $14,173         $43,506          $1,449
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


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's exposure to market risk since September 29, 2002.


Item 4:  DISCLOSURE CONTROLS AND PROCEDURES

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


                                         LDM TECHNOLOGIES, INC.



                                         By: /s/ Gary E. Borushko
                                                 ---------------------------
                                                 Gary E. Borushko
                                                 Chief Financial Officer

                                         By: /s/ Bradley N. Frederick
                                                 ---------------------------
                                                 Bradley N. Frederick
                                                 V.P. of Finance
                                                 Chief Accounting Officer


Dated: February 4, 2003

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                                 EXHIBIT DESCRIPTION

       99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The registrant filed no reports on Form 8-K during the quarter for which this Report is filed.

                                  CERTIFICATION

         I,  Alan C. Johnson certify that:

     1. I have reviewed this quarterly report on Form 10-Q of LDM Technologies, Inc. ("the registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           By:  /s/ A.C. Johnson
                                               ---------------------------
                                                  Alan C. Johnson
                                                  Chief Executive Officer

                                           February 4, 2003

                                  CERTIFICATION

         I,  Gary E. Borushko certify that:

     1. I have reviewed this quarterly report on Form 10-Q of LDM Technologies, Inc. ("the registrant");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                               By:  /s/ G.E. Borushko
                                                  ----------------------------
                                                      Gary E. Borushko
                                                      Chief Financial Officer

                                               February 4, 2003

                               10-Q EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

EX-99.1             Certification of the Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2             Certification of the Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002