Form 10-Q
period 2003-03-30
LDM TECHNOLOGIES INC
filed 2003-05-01
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

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


      Number of shares common stock outstanding as of April 25, 2003: 600


                                 Total pages: 26


                          Listing of exhibits: Page 21

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                                  Page No.
                                                                                  --------
          PART I       FINANCIAL INFORMATION

          ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets, March 30, 2003 and
            September 29, 2002                                                       3

          Condensed Consolidated Statements of Operations, three months ended
            March 30, 2003 and March 31, 2002                                        4

          Condensed Consolidated Statements of Operations, six months ended
            March 30, 2003 and March 31, 2002                                        5

          Condensed Consolidated Statements of Cash Flows, six months ended          6
            March 30, 2003 and March 31, 2002

          Notes to Condensed Consolidated Financial Statements                       7

          ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     17
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK                                                        20

          ITEM 4        DISCLOSURE CONTROLS AND PROCEDURES                          20

          PART II       OTHER INFORMATION

          Item 1        Legal Proceedings                                        Not applicable

          Item 2        Changes in Securities                                    Not applicable

          Item 3        Defaults upon Senior Securities                          Not applicable

          Item 4        Submission of Matters to a Vote of Security              Not applicable
                        Holders

          Item 5        Other information                                        Not applicable

                        Signature page                                           20

          Item 6        Exhibits and Reports on Form 8-K                         21

                        Certifications                                           22



                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                            March 30,2003     SEPTEMBER 29, 2002
                                             (UNAUDITED)             (NOTE)
                                           ---------------    ------------------
ASSETS
Current assets:
   Cash                                             $716                  $932
   Accounts receivable                            62,197                77,151
   Raw materials                                   7,835                 8,424
   Work in process                                 1,429                 1,664
   Finished goods                                  5,762                 5,878
   Mold costs                                      4,254                 5,138
   Prepaid expenses                                1,968                 2,101
   Deferred income taxes                           3,679                 3,433
                                           ---------------    ------------------
     Total current assets                         87,840               104,721

Net property, plant and equipment                 84,446                91,497
Goodwill                                          50,152                50,152
Debt issue costs, net                              3,087                 3,389
Equity investments in affiliate                    7,400                 7,300
Other assets                                         365                   428
                                           ---------------    ------------------
     Totals                                     $233,290              $257,487
                                           ===============    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $48,672               $54,714
   Accrued liabilities                            19,100                17,223
   Accrued interest                                2,640                 2,638
   Accrued compensation                            5,005                 5,542
   Income taxes payable                            1,114                    78
   Current maturities of long-term debt           11,305                11,305
                                           ---------------    ------------------
     Total current liabilities                    87,836                91,500

Lines of credit and revolving debt                     -                20,079
Long-term debt due after one year                132,048               138,887
Deferred income taxes                              2,570                 2,424

STOCKHOLDERS' EQUITY
    Common stock (par value; $.10, issued
     and outstanding 600 shares, authorized
     100,000 shares)
   Additional paid-in capital                         94                    94
   Retained earnings                              10,742                 4,503
                                           --------------     ------------------
   Total stockholders' equity                     10,836                 4,597
                                           --------------     ------------------
     Totals                                     $233,290              $257,487
                                           ==============     ==================

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

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)

                                                                  (Unaudited)
                                                              Three Months Ended
                                            -----------------------------------------------------
                                                March 30, 2003                  March 31, 2002
                                            ----------------------           --------------------
Net sales                                                $109,184                        $90,288

Cost of sales                                              89,337                         78,335
                                            ----------------------           --------------------
Gross margin                                               19,847                         11,953

Selling, general and administrative                         9,755                          8,922
expenses                                    ----------------------           --------------------

Operating profit                                           10,092                          3,031
Interest expense                                           (3,976)                        (4,269)
Loss on disposal of property, plant and
   equipment                                                 (776)                            (8)
Equity in income of affiliates, net                                                          250
International currency exchange gains
   (losses)                                                   147                           (105)

Other income (expense), net                                  (484)                           238
                                            ----------------------           --------------------
Income (loss) before income taxes                           5,003                           (863)

Provision (credit) for income taxes                         2,076                           (334)
                                            ----------------------           --------------------
Net income (loss)                                          $2,927                          $(529)
                                            ======================           ====================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)


                                                                  (Unaudited)
                                                                Six Months Ended
                                            -----------------------------------------------------
                                                March 30, 2003                  March 31, 2002
                                            ----------------------           --------------------
Net sales                                                $217,469                       $185,718

Cost of sales                                             179,185                        161,290
                                            ----------------------           --------------------
Gross margin                                               38,284                         24,428

Selling, general and administrative                        19,459                         17,101
expenses                                    ----------------------           --------------------

Operating profit                                           18,825                          7,327
Interest expense                                          (7,508)                         (8,028)
Loss on disposal of property, plant and
   equipment                                                (767)                             (8)
Equity in income of affiliates, net                          100                             550
International currency exchange gains
   (losses)                                                    41                           (412)
Other expense, net                                           (25)                           (194)
                                            ----------------------           --------------------
Income (loss) before income taxes                          10,666                           (765)

Provision (credit) for income taxes                         4,427                           (318)
                                            ----------------------           --------------------
Net income (loss)                                          $6,239                          $(447)
                                            ======================           ====================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                              (UNAUDITED)
                                                                                           SIX MONTHS ENDED
                                                                                   MARCH 30, 2003     MARCH 31, 2002
                                                                                   --------------     --------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $  30,922          $  15,539

         CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment                                      (4,136)            (3,524)
         Proceeds from disposal of property, plant and equipment                            189
                                                                                   --------------     --------------

                      NET CASH USED FOR INVESTING ACTIVITIES                             (3,947)            (3,524)

         CASH FLOWS FROM FINANCING ACTIVITIES
         Net repayments on line of credit                                               (20,079)            (6,213)
         Payments on long-term debt                                                      (6,839)            (6,098)
         Debt modification costs                                                           (273)              (110)
                                                                                   --------------     --------------

                      NET CASH USED BY FINANCING ACTIVITIES                             (27,191)           (12,421)
                                                                                   --------------     --------------

         Net cash change                                                                   (216)              (406)
         Cash at beginning of period                                                        932              2,320
                                                                                   --------------     --------------
         Cash at end of period                                                        $     716          $   1,914
                                                                                   ==============     ==============
         SUPPLEMENTAL INFORMATION:
              Total depreciation and amortization                                     $  10,230          $   9,641
                                                                                   ==============     ==============

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2002.

2.   Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 11 of the Company's consolidated financial statements as of and for the fiscal year ended September 29, 2002.

3.   Reclassification

The Company incurs certain expenditures at its plant locations. In the past, these expenditures have been classified as selling, general and administrative expenses. The Company believes that these expenditures are more accurately characterized as cost of sales expenses as they directly support manufacturing activities within the manufacturing facilities. As a result, for the three and six month periods ending March 31, 2002, these expenses have been reclassified from selling, general and administrative expenses to cost of sales. There was no impact to net earnings or equity resulting from this reclassification.

4.   Derivative Financial Instruments

The Company's fair values of the swap and the collar (refer to footnote 1 of the Company's consolidated financial statements as of and for the fiscal year ended September 29, 2002) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reported the fair value of these derivatives as a liability of $3.6 million, which is included as a component of accrued liabilities at March 30, 2003. The change in fair value for the three and six-month periods ended March 30, 2003 resulted in other expense of $503,000 and $54,000, respectively. The change in fair value for the three and six-month periods ended March 31, 2002 resulted in other income of $229,000 and other expense of $209,000, respectively.

5.   Income Taxes

The effective tax rate for the first six months of fiscal 2003 was 41.5% compared to 41.6% for the first six months of fiscal 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

6.   Related Party Transactions

During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by the Company's two shareholders. The leased facility is approximately 73,000 square feet and annual rentals approximate $300 thousand. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2002, the Company paid rentals for the McAllen manufacturing facility of approximately $190 thousand. To date in fiscal year 2003, the Company paid rentals for the same facility of approximately $150 thousand. Terms of the lease are not the result of arms-length bargaining, however, the Company believes that the lease is on terms no less favorable to the Company than could have been obtained if such lease was an arms-length transaction with nonaffiliated persons.

The Company and its two shareholders are parties to a binding stock redemption agreement which may be terminated by mutual agreement of the parties. Upon the death of either shareholder, the Company is required to purchase and the shareholder's estate is required to sell all of the shareholder's stock at a price equal to $25 million, subject to subsequent adjustment. This amount payable includes the proceeds of the life insurance policies owned by the Company on each shareholder's life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

The Company maintains life insurance policies of $17.0 million on the life of one shareholder and $25.0 million on the life of the other shareholder. The annual premiums for such policies of insurance are approximately $1.5 million. The Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.

7.   Disposal of Property, Plant and Equipment and Restructuring

The three month period ended March 30, 2003 includes a $776 thousand loss related to the disposal of certain property, plant and equipment.

Within the quarter ended March 30, 2003, the Company wrote off $600 thousand of special purpose equipment due to the loss of future sales caused by the elimination of certain parts it produced. The parts elimination was caused by a design change initiated by a customer. Annual sales related to the product eliminated approximated $5 million in previous fiscal years.

Due to recent production cuts announced by its customers and to eliminate future storage costs, the Company also within the quarter ended March 30, 2003, disposed of certain machinery and equipment stored in offsite facilities. The equipment was sold for a minimal amount and resulted in a loss approximating $175 thousand.

The three month period ended March 31, 2002 includes $1.3 million for expenses associated with employee severance at the Company's Canadian subsidiary. Such expense has been included as a component of cost of goods sold. The employee severance relates to the downsizing of the subsidiary facility from three shifts to one shift as certain unprofitable product lines were exited. The severance costs accrued relate to approximately 345 employees.

8.   Supplemental Guarantor Information

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

                             LDM TECHNOLOGIES, INC.
           Condensed Consolidating Balance Sheet as of March 30, 2003
                                   (unaudited)
                             (dollars in thousands)

                                               LDM                               Consolidating
                                        Technologies,Inc.      LDM Canada           Entries        Consolidated
  ASSETS

  Current assets:
    Cash                                 $           554     $          162                       $         716
    Accounts receivable                           58,882              3,315                              62,197
    Raw materials                                  6,576              1,259                               7,835
    Work in process                                1,183                246                               1,429
    Finished goods                                 5,659                103                               5,762
    Mold costs                                     4,229                 25                               4,254
    Prepaid expenses                               1,943                 25                               1,968
    Deferred income taxes                          3,629                 50                               3,679
                                         ----------------    ---------------    ---------------   --------------
   Total current assets                           82,655              5,185                              87,840

   Net property, plant and equipment              75,181              9,265                              84,446
   Investment in subsidiaries and                  8,616                        $       (1,216)           7,400
   affiliates
   Note receivable from affiliates                 9,214              1,565            (10,779)               -
   Goodwill                                       50,152                                                 50,152
   Debt issue costs                                3,087                                                  3,087
   Other                                             365                                                    365
                                         ----------------    ---------------    ---------------   --------------
                                         $       229,270     $       16,015     $      (11,995)   $     233,290
                                         ================    ===============    ===============   ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                    $        45,183     $        4,199     $         (710)   $      48,672
     Accrued liabilities                          18,973                127                              19,100
     Accrued interest                              2,640                                                  2,640
     Accrued compensation                          4,601                404                               5,005
     Income taxes payable                          1,114                                                  1,114
     Current maturities of long-term debt         11,305                                                 11,305
                                         ----------------    ---------------    ---------------   --------------
  Total current liabilities                       83,816              4,730              (710)           87,836

  Lines of credit and revolving debt                   -
  Long-term debt due after one year              132,048             10,068           (10,068)          132,048
  Deferred income taxes                            2,570                                                  2,570

  Stockholders' equity:
    Common stock                                                      5,850            (5,850)
    Additional paid-in capital                        94                                                     94
    Retained earnings                             10,742             (4,633)            4,633            10,742
                                         ----------------    ---------------    ---------------   --------------
  Total stockholders' equity                      10,836              1,217            (1,217)           10,836
                                         ----------------    ---------------    ---------------   --------------
  Total liabilities and stockholders'
   equity                                $       229,270     $       16,015     $     (11,995)    $     233,290
                                         ================    ===============    ===============   ==============



                             LDM TECHNOLOGIES, INC.
         Condensed Consolidating Balance Sheet as of September 29, 2002
                                   (unaudited)
                             (dollars in thousands)

                                              LDM                                Consolidating
                                        Technologies, Inc.     LDM Canada           Entries        Consolidated
  ASSETS

  Current assets:
     Cash                                $           683     $          249                       $         932
     Accounts receivable                          72,343              4,808                              77,151
     Raw materials                                 7,042              1,382                               8,424
     Work in process                               1,182                482                               1,664
     Finished goods                                5,518                360                               5,878
     Mold costs                                    5,073                 65                               5,138
     Prepaid expenses                              2,087                 14                               2,101
     Deferred income taxes                         3,386                 47                               3,433
                                         ----------------    ---------------    ---------------   --------------
  Total current assets                            97,314              7,407                             104,721

  Net property, plant and equipment               81,313             10,184                              91,497
  Investment in subsidiaries and                   9,887                         $      (2,587)           7,300
  affiliates
  Note receivable from affiliates                  9,242                                (9,242)
  Goodwill                                        50,152                                                 50,152
  Debt issue costs                                 3,389                                                  3,389
  Other                                              428                                                    428
                                         ----------------    ---------------    ---------------   --------------
                                         $       251,725     $       17,591     $      (11,829)   $     257,487
                                         ================    ===============    ===============   ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                     $        49,204     $        5,683     $         (173)    $     54,714
    Accrued liabilities                           17,223                                                 17,223
    Accrued interest                               2,638                                                  2,638
    Accrued compensation                           5,290                252                               5,542
    Income taxes payable                              78                                                     78
    Current maturities of long-term debt          11,305                                                 11,305
                                         ----------------    ---------------    ---------------   --------------
  Total current liabilities                       85,738              5,935               (173)          91,500

  Lines of credit and revolving debt              20,079                                                 20,079
  Long-term debt due after one year              138,887              9,068             (9,068)         138,887
  Deferred income taxes                            2,424                                                  2,424

  Stockholders' equity:
    Common stock                                                      5,850             (5,850)
    Additional paid-in capital                        94                                                     94
    Retained earnings                              4,503             (3,262)             3,262            4,503
                                         ----------------    ---------------    ---------------   --------------
  Total stockholders' equity                       4,597              2,588             (2,588)           4,597
                                         ----------------    ---------------    ---------------   --------------
  Total liabilities and stockholders'
  equity                                 $       251,725     $       17,591     $      (11,829)   $     257,487
                                         ================    ===============    ===============   ==============


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                    for the Three-Months Ended March 30, 2003
                                   (unaudited)
                             (dollars in thousands)

                                               LDM
                                           Technologies,          LDM            Consolidating
                                                Inc.             Canada              Entries       Consolidated
                                         ----------------    ---------------    ---------------   --------------
Net sales                                       $102,752             $6,432                            $109,184

Cost of Sales                                     82,000              7,337                              89,337
                                         ----------------    ---------------    ---------------   --------------
Gross Margin                                      20,752               (905)                             19,847

Selling, general and administrative
 expenses                                          9,673                 82                               9,755
                                         ----------------    ---------------    ---------------   --------------
Operating profit (loss)                           11,079               (987)                             10,092
Interest expense                                  (3,936)              (314)              $274           (3,976)
Other income (expense), net                         (222)                12               (274)            (484)
Loss on disposal of property,
  plant and equipment                               (776)                                                  (776)
International currency exchange gains                                   147                                 147
Equity in net income (loss) of
  subsidiaries and affiliates                     (1,142)                                1,142
                                         ----------------    ---------------    ---------------   --------------
Income (loss) before income taxes                  5,003             (1,142)             1,142            5,003

Provision for income taxes                         2,076                                                  2,076
                                         ----------------    ---------------    ---------------   --------------
Net income (loss)                                 $2,927            $(1,142)            $1,142           $2,927
                                         ================    ===============    ===============   ==============


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                    for the Three-Months Ended March 31, 2002
                                   (unaudited)
                             (dollars in thousands)

                                               LDM
                                          Technologies,           LDM            Consolidating
                                               Inc.              Canada             Entries        Consolidated
                                         ----------------    ---------------    ---------------   --------------
Net sales                                        $85,757             $4,531                             $90,288

Cost of Sales                                     73,125              5,210                              78,335
                                         ----------------    ---------------    ---------------   --------------
Gross Margin                                      12,632               (679)                             11,953

Selling, general and
administrative expenses                            8,833                 89                               8,922
                                         ----------------    ---------------    ---------------   --------------
Operating profit (loss)                            3,799               (768)                              3,031
Interest expense                                  (4,242)              (288)              $261           (4,269)
Other income (expense), net                          499                                  (261)             238
Loss on disposal of property,
  plant and equipment                                 (8)                                                    (8)
International currency exchange losses                                 (105)                               (105)
Equity in net income (loss) of
   subsidiaries and affiliates                      (875)                                1,125              250
                                         ----------------    ---------------    ---------------   --------------
Income (loss) before income taxes                   (827)            (1,161)             1,125             (863)

Credit for income taxes                             (298)               (36)                               (334)
                                         ----------------    ---------------    ---------------   --------------
Net income (loss)                                  $(529)           $(1,125)            $1,125            $(529)
                                         ================    ===============    ===============   ==============


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Six-Months Ended March 30, 2003
                                   (unaudited)
                             (dollars in thousands)

                                               LDM
                                          Technologies,           LDM            Consolidating
                                               Inc.              Canada             Entries        Consolidated
                                         ----------------    ---------------    ---------------   --------------
Net sales                                       $203,722            $13,747                            $217,469

Cost of Sales                                    164,713             14,472                             179,185
                                         ----------------    ---------------    ---------------   --------------
Gross Margin                                      39,009               (725)                             38,284

Selling, general and
administrative expenses                           19,323                136                              19,459
                                         ----------------    ---------------    ---------------   --------------
Operating profit (loss)                           19,686               (861)                             18,825
Interest expense                                  (7,443)              (567)              $502           (7,508)
Other income (expense), net                          461                 16               (502)             (25)
Loss on disposal of property,
  plant and equipment                               (767)                                                  (767)
International currency exchange gains                                    41                                  41
Equity in net income (loss) of
  subsidiaries and affiliates                     (1,271)                                1,371              100
                                         ----------------    ---------------    ---------------   --------------
Income (loss) before income taxes                 10,666             (1,371)             1,371           10,666

Provision for income taxes                         4,427                                                  4,427
                                         ----------------    ---------------    ---------------   --------------
Net income (loss)                                 $6,239            $(1,371)            $1,371           $6,239
                                         ================    ===============    ===============   ==============


                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
                     for the Six-Months Ended March 31, 2002
                                   (unaudited)
                             (dollars in thousands)

                                               LDM
                                           Technologies,          LDM            Consolidating
                                               Inc.              Canada             Entries        Consolidated
                                         ----------------    ---------------    ---------------   --------------
Net sales                                       $166,378            $19,340                            $185,718

Cost of Sales                                    141,958             19,332                             161,290
                                         ----------------    ---------------    ---------------   --------------
Gross Margin                                      24,420                  8                              24,428

Selling, general and
administrative expenses                           16,914                187                              17,101
                                         ----------------    ---------------    ---------------   --------------
Operating profit (loss)                            7,506               (179)                              7,327
Interest expense                                  (7,975)              (552)              $499           (8,028)
Other income (expense), net                          305                                  (499)            (194)
Loss on disposal of property,
  plant and equipment                                 (8)                                                    (8)
International currency exchange losses                                 (412)                               (412)
Equity in net income (loss) of
  subsidiaries and affiliates                       (590)                                1,140              550
                                         ----------------    ---------------    ---------------   --------------
Income (loss) before income taxes                   (762)            (1,143)             1,140             (765)

Credit for income taxes                             (315)                (3)                               (318)
                                         ----------------    ---------------    ---------------   --------------
Net income (loss)                                  $(447)           $(1,140)            $1,140            $(447)
                                         ================    ===============    ===============   ==============


                             LDM TECHNOLOGIES, INC.
                Condensed Consolidating Statement of Cash Flows
                    for the Six-Months Ended March 30, 2003
                                  (unaudited)
                             (dollars in thousands)

                                                                  LDM
                                                              Technologies,           LDM
                                                                  Inc.              Canada         Consolidated
                                                             ---------------    ---------------   --------------
        Net cash provided by operating activities                  $30,633               $289          $30,922

        Cash flows from investing activities
           Additions to property, plant and equipment               (3,788)              (348)          (4,136)
           Proceeds from disposal of property, plant and
             equipment                                                 189                                 189
                                                             ---------------    ---------------   --------------
                     Net cash used by investing activities          (3,599)              (348)          (3,947)

        Cash flows from financing activities
          Borrowing (to)/from affiliates                                28                (28)
          Debt modification costs                                     (273)                               (273)
          Payments on long-term debt                                (6,839)                             (6,839)
          Net repayments on line of credit                         (20,079)                            (20,079)
                                                             ---------------    ---------------   --------------
                     Net cash used by financing activities         (27,163)               (28)         (27,191)
                                                             ---------------    ---------------   --------------
        Net cash change                                               (129)               (87)            (216)
        Cash at beginning of period                                    683                249              932
                                                             ---------------    ---------------   --------------
        Cash at end of period                                         $554               $162             $716
                                                             ===============    ===============   ==============
         Supplemental information:
           Total depreciation and amortization                      $8,963             $1,267          $10,230
                                                             ===============    ===============   ==============

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     for the Six-Months Ended March 31, 2002
                                   (unaudited)
                             (dollars in thousands)

                                                                  LDM
                                                              Technologies,           LDM
                                                                  Inc.              Canada         Consolidated
                                                             ---------------    ---------------   --------------
        Net cash provided by operating activities                  $14,452             $1,087          $15,539

        Cash flows from investing activities
           Additions to property, plant and equipment               (3,469)               (55)          (3,524)
                                                             ---------------    ---------------   --------------
                      Net cash used by investing activities         (3,469)               (55)          (3,524)

        Cash flows from financing activities
          Borrowing (to)/from affiliates                             2,428             (2,428)
          Debt modifications costs                                    (110)                               (110)
          Payments on long-term debt                                (6,098)                             (6,098)
          Net repayments on line of credit                          (6,213)                             (6,213)
                                                             ---------------    ---------------   --------------
                     Net cash used by financing activities          (9,993)            (2,428)         (12,421)
                                                             ---------------    ---------------   --------------
        Net cash change                                                990             (1,396)            (406)
        Cash at beginning of period                                     23              2,297            2,320
                                                             ---------------    ---------------   --------------
        Cash at end of period                                       $1,013               $901           $1,914
                                                             ===============    ===============   ==============
        Supplemental information:
           Total depreciation and amortization                      $8,332             $1,309           $9,641
                                                             ===============    ===============   ==============


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

GOODWILL

Goodwill totaled $50.2 million at March 30, 2003, and represented approximately 21.9% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Under Statement No. 142 the Company estimates the fair value of goodwill at each of its reporting units. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At March 30, 2003, the Company had net deferred tax assets, after valuation allowances, of $1.1 million.

Deferred tax assets in Canada relate primarily to net operating loss carryforwards (NOL's) for which the Company has recognized a valuation allowance of $1.6 million.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of customer productivity reimbursement programs and historical experience. The allowance amount at March 30, 2003 and September 29, 2002 was $0.5 million.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 30, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

NET SALES: Net sales for the three-month period ended March 30, 2003 (second quarter 2003) were $109.2 million versus $90.3 million for the three-month period ended March 31, 2002 (second quarter 2002). This is an increase of $18.9 million or 20.9%. The increase in net sales is primarily due to the launch of new products from the Company's facility in Romulus, Michigan in March and August of 2002. The Romulus facility reported $23.3 million in net sales for the second quarter of 2003 compared to $3.7 million for the second quarter of 2002.

GROSS MARGIN: Gross margin was $19.8 million or 18.1% of net sales for second quarter 2003 versus $12.0 million or 13.3% of net sales for second quarter 2002. The gross margin improvement is due to sales generated at the Romulus facility offsetting fixed costs at the facility in 2003 but not in 2002.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for second quarter 2003 were $9.8 million or 9.0% of net sales, compared to $8.9 million or 9.9% of net sales for second quarter 2002. Expense has increased in dollars due to the reinstatement of certain employee benefits as the Company has returned to profitability.


INTEREST EXPENSE: Interest expense was $4.0 million for second quarter 2003 compared to $4.3 million for second quarter 2002. The decrease in interest expense is due to scheduled debt repayments, a decrease in variable interest rates and lower average borrowings outstanding on the Company's line of credit.

LOSS ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT: The three month period ended March 30, 2003 includes $776 thousand for expense related to the disposal of certain property, plant and equipment. This includes approximately $600 thousand of special purpose equipment written off due to the elimination of certain parts by a customer and approximately $175 thousand of unutilized general purpose equipment written off.

INCOME TAXES: The effective tax rate for the second quarter of 2003 was 41.5% compared to 38.7% for the second quarter 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

SIX MONTHS ENDED MARCH 30, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

NET SALES: Net sales for the six-month period ended March 30, 2003 (first half
2003) were $217.5 million versus $185.7 million for the six-month period ended March 31, 2002 (first half 2002). This is an increase of $31.8 million or 17.1%. The increase in net sales is due to the launch of new products from the Company's facility in Romulus, Michigan in March and August of 2002, offset by the exit of certain product lines at the Company's Canadian facility in December of 2001. The Romulus facility reported $46.9 million in net sales for the first half of 2003 compared to $6.2 million for the first half of 2002.

GROSS MARGIN: Gross margin was $38.3 million or 17.6% of net sales for first half 2003 versus $24.4 million or 13.1% of net sales for first half 2002. The gross margin improvement is due to sales generated at the Romulus facility offsetting fixed costs at the facility in 2003 but not in 2002.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for first half 2003 were $19.5 million or 9.0% of net sales, compared to $17.1 million or 9.2% of net sales for first half 2002. Expense has increased in dollars due to the reinstatement of certain employee benefits as the Company has returned to profitability.

INTEREST EXPENSE: Interest expense was $7.5 million for first half 2003 compared to $8.0 million for first half 2002. The decrease reflects the effects of scheduled repayments on existing senior debt, a decrease in variable interest rates and lower average borrowings outstanding on the Company's line of credit.

LOSS ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT: The six month period ended March 30, 2003 includes $767 thousand for expense related to the disposal of certain property, plant and equipment. This includes approximately $600 thousand of special purpose equipment written off due to the elimination of certain parts by a customer and approximately $175 thousand of unutilized general purpose equipment written off.

INCOME TAXES: The effective tax rate for the first half of 2003 was 41.5% compared to 41.6% for the first half of 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of March 30, 2003, the Company had $132.0 million of long-term debt outstanding, $11.3 million of revolving loans and current maturities of long-term debt outstanding, and $37.9 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in the first half of 2003 was $30.9 million compared to $15.5 million in the first half of 2002. The increase is due to improved operations at Romulus due to the launch of new product in March and August of 2002.

Capital expenditures for first half 2003 were $4.1 million compared to $3.5 million for first half 2002. The Company believes its capital expenditures will be approximately $12 million in fiscal year 2003. The majority of the Company's fiscal year 2003 capital expenditures will be used to refresh equipment and facilitate new programs launching in fiscal year 2003.

Long-term debt has decreased due to scheduled principal repayments of senior term debt, including an excess cash flow payment. This payment is due January 1st of every year if excess cash flow exists as defined by the senior term loan agreement. As a result of excess cash flow generated in fiscal year 2002, the Company made an additional senior term loan payment of $2.8 million in January 2003.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at March 30, 2003:

       CONTRACTUAL OBLIGATIONS                    PAYMENTS DUE BY PERIOD (000'S)

                                                        LESS THAN 1
                                                        -----------
                                          TOTAL            YEAR       1-3 YEARS    4 - 5 YEARS    AFTER 5 YEARS
                                          ------           ----       ---------    -----------    -------------
 Long Term Debt                          $143,353         $11,305       $18,703      $107,675           $5,670
 Lines of Credit                                -                             -
 Operating Leases                          36,721          12,759         9,494         6,227            8,241
                                         --------         -------       -------      --------          -------
 Total Contractual Cash Obligations      $180,074         $24,064       $28,197      $113,902          $13,911
                                         ========         =======       =======      ========          =======


   OTHER COMMERCIAL                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
   ----------------                                     --------------------------------------------------
     COMMITMENTS
     -----------
                                      TOTAL AMOUNTS    LESS THAN 1
                                      -------------    -----------
                                       COMMITTED          YEAR        1-3 YEARS    OVER 5 YEARS
                                       ---------          ----        ---------    ------------
 Unused Lines of Credit                    $47,806                      $47,806
 Standby Letters of Credit                  15,194                       15,194
                                           -------                      --------
 Total Commercial Commitments              $63,000                      $63,000
                                           =======                      =======

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


                               LDM TECHNOLOGIES, INC.



                               By: /s/  Gary E. Borushko
                                        --------------------------
                                        Gary E. Borushko
                                        Chief Financial Officer

                               By: /s/  Bradley N. Frederick
                                        --------------------------
                                        Bradley N. Frederick
                                        V.P. of Finance
                                        Chief Accounting Officer


Dated: May 1, 2003

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

         I,  Alan C. Johnson, certify that:

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



                               By:  /s/ A.C. Johnson
                               ------------------------------------
                                        Alan C. Johnson
                                        Chief Executive Officer

                               May 1, 2003

                                  CERTIFICATION

         I,  Gary E. Borushko, certify that:

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



                               By:  /s/ G.E. Borushko
                               ------------------------------------
                                        Gary E. Borushko
                                        Chief Financial Officer

                               May 1, 2003

                               10-Q EXHIBIT INDEX



        EXHIBIT NO.     DESCRIPTION

        EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002