Form 10-Q
period 2003-06-29
LDM TECHNOLOGIES INC
filed 2003-08-05
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION OR 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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

                        YES X                         NO

       Number of shares common stock outstanding as of August 1, 2003: 600

                                 Total pages: 28

                             Listing of exhibits: 23

                             LDM TECHNOLOGIES, INC.

                                      INDEX



                                                                      Page No.
                                                                      --------
 PART I           FINANCIAL INFORMATION

 ITEM 1           FINANCIAL STATEMENTS (UNAUDITED)

 Condensed Consolidated Balance Sheets, June 29, 2003 and
   September 29, 2002                                                    3

 Condensed Consolidated Statements of Income, three months ended
    June 29, 2003 and June 30, 2002                                      4

 Condensed Consolidated Statements of Income, nine months ended
    June 29, 2003 and June 30, 2002                                      5

 Condensed Consolidated Statements of Cash Flows, nine months ended
    June 29, 2003 and June 30, 2002                                      6

 Notes to Condensed Consolidated Financial Statements                    7

 ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS            18

 ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                              21

 ITEM 4        DISCLOSURE CONTROLS AND PROCEDURES                       21

 PART II       OTHER INFORMATION

 Item 1        Legal Proceedings                                        Not applicable

 Item 2        Changes in Securities                                    Not applicable

 Item 3        Defaults upon Senior Securities                          Not applicable

 Item 4        Submission of Matters to a Vote of Security Holders      Not applicable

 Item 5        Other Information                                        Not applicable

               Signature page                                           22

 Item 6        Exhibits and Reports on Form 8-K                         23

               Certifications                                           25

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                 (dollars in thousands, unless otherwise noted)



                                                     June 29, 2003                     SEPTEMBER 29, 2002
                                                      (UNAUDITED)                            (NOTE)
                                                     ------------                         ------------
ASSETS
Current assets:
   Cash                                                      $110                                 $932
   Accounts receivable                                     76,767                               77,151
   Raw materials                                            7,821                                8,424
   Work in process                                          1,477                                1,664
   Finished goods                                           6,735                                5,878
   Mold costs                                               7,138                                5,138
   Prepaid expenses                                         1,471                                2,101
   Deferred income taxes                                    4,204                                3,433
                                                     ------------                         ------------
     Total current assets                                 105,723                              104,721

Net property, plant and equipment                          80,158                               91,497
Goodwill                                                   50,152                               50,152
Debt issue costs, net                                       2,835                                3,389
Equity investment in affiliate                              7,600                                7,300
Other assets                                                  335                                  428
                                                     ------------                         ------------
     Totals                                              $246,803                             $257,487
                                                     ============                         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $50,994                              $54,714
   Accrued liabilities                                     23,283                               17,223
   Accrued interest                                         5,472                                2,638
   Accrued compensation                                     5,065                                5,542
   Income taxes payable                                     1,556                                   78
   Current maturities of long-term debt                    11,325                               11,305
                                                     ------------                         ------------
     Total current liabilities                             97,695                               91,500

Lines of credit and revolving debt                          4,433                               20,079
Long-term debt due after one year                         129,142                              138,887
Deferred income taxes                                       2,614                                2,424

STOCKHOLDERS' EQUITY
    Common stock (par value, $.10; issued
     and outstanding 600 shares, authorized
     100,000 shares)
   Additional paid-in capital                                  94                                   94
   Retained earnings                                       12,825                                4,503
                                                     ------------                         ------------
   Total stockholders' equity                              12,919                                4,597
                                                     ------------                         ------------
     Totals                                              $246,803                             $257,487
                                                     ============                         ============



Note: The balance sheet at September 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                 (dollars in thousands, unless otherwise noted)



                                                                  (Unaudited)
                                                               Three Months Ended
                                                       ------------------------------------
                                                        June 29, 2003        June 30, 2002
                                                       ---------------      ---------------
        Net sales                                          $ 110,624             $ 107,195

        Cost of sales                                         92,298                89,383
                                                       ---------------      ---------------
        Gross margin                                          18,326                17,812

        Selling, general and administrative expenses          10,348                10,798
                                                       ---------------      ---------------

        Operating profit                                       7,978                 7,014
        Interest expense                                      (3,636)               (3,878)
        Other expense, net (see note 4)                       (1,313)                  (43)
        Equity in net income of affiliates, net                  200                   250
        International currency exchange gains                    395                    94
        Gain (loss) on disposal of property, plant and
            equipment                                            (34)                    2
                                                       ---------------      ---------------

        Income before income taxes                             3,590                 3,439

        Provision for income taxes                             1,507                 1,454
                                                       ---------------      ---------------
        Net income                                         $   2,083             $   1,985
                                                       ===============      ===============



See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                 (dollars in thousands, unless otherwise noted)



                                                                    UNAUDITED
                                                                 NINE MONTHS ENDED
                                                         JUNE 29, 2003      JUNE 30, 2002
                                                         -------------       -------------

      Net sales                                            $ 328,094           $ 292,913

      Cost of sales                                          271,485             250,675
                                                         -------------       -------------

      Gross margin                                            56,609              42,238

      Selling, general and administrative expenses            29,807              27,899
                                                         -------------       -------------

      Operating profit                                        26,802              14,339
      Interest expense                                       (11,144)            (11,905)
      Other expense, net (see note 4)                         (1,338)               (241)
      Loss on disposal of property, plant and
          equipment                                             (801)                 (1)
      Equity in net income of affiliates, net                    300                 800
      International currency exchange gains (losses)             436                (319)
                                                         -------------       -------------

      Income before income taxes                              14,255               2,673

      Provision for income taxes                               5,933               1,137
                                                         -------------       -------------
      Net income                                           $   8,322           $   1,536
                                                         =============       =============


See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                 (dollars in thousands, unless otherwise noted)



                                                                                   Unaudited
                                                                               Nine Months Ended
                                                                      June 29, 2003         June 30, 2002
                                                                      ------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 29,201              $ 30,235

    CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property, plant and equipment                         (5,122)               (5,552)
        Proceeds from disposal of property, plant and equipment               793                    20
                                                                      ------------------------------------

                    NET CASH USED FOR INVESTING ACTIVITIES                 (4,329)               (5,532)

    CASH FLOWS FROM FINANCING ACTIVITIES
        Net repayments on lines of credit                                 (15,646)              (16,733)
        Payments on long-term debt                                         (9,725)               (8,044)
        Debt modification costs                                              (323)                 (389)
                                                                      ------------------------------------

                    NET CASH USED FOR FINANCING ACTIVITIES                (25,694)              (25,166)
                                                                      ------------------------------------

    Net cash change                                                          (822)                 (463)
    Cash at beginning of period                                               932                 2,320
                                                                      ------------------------------------
    Cash at end of period                                                $    110              $  1,857
                                                                      ====================================

    SUPPLEMENTAL INFORMATION:
         Total depreciation and amortization                             $ 14,867              $ 14,979
                                                                      ====================================

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1.       Basis of Presentation and Pending Accounting Pronouncements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ending June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending September 28, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2002.

During fiscal year 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation 46, Consolidation of Variable Interest Entities.

FASB Statement 150 requires that financial instruments, including common stock, that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. FASB Statement 150 is required to be adopted in the second quarter of fiscal 2004 by the Company. As described in Note 6, upon the death of either of the Company's shareholders, the Company is required to purchase the stock of such shareholder. Under the current capital structure, upon adoption of FASB Statement 150, the Company's stockholders' equity would be reclassed within the liability section of the balance sheet as "shares subject to mandatory redemption."

FASB Interpretation 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when the enterprise has a controlling financial interest through ownership of a majority voting interest in the entity.

For transactions in place from January 31, 2003, FASB Interpretation 46 is required to be adopted by the Company no later than the end of fiscal 2004. The Company is in the process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that its existing lease with a related party for the McAllen facility (see Note 6) and its 49% interest in and subordinated note from DBM Technologies, LLC (see Note 2 of the Company's 10-K for its fiscal year ended September 29, 2002) are within the scope of FASB Interpretation 46. As currently structured, such entities likely require consolidation by the Company upon adoption of FASB Interpretation 46. As of June 29, 2003, DBM Technologies, LLC has third party assets and liabilities of approximately $24 million and $25 million, respectively. As of June 29, 2003, the Company's non-cancellable lease payments for the McAllen facility approximate $2.2 million.

2.       Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in Note 11 of the Company's consolidated financial statements as of and for the fiscal year ended September 29, 2002.

3.       Reclassification

The Company incurs certain expenditures at its plant locations. In the past, these expenditures have been classified as selling, general and administrative expenses. The Company believes that these expenditures are more accurately characterized as cost of sales expenses as they directly support manufacturing activities within the manufacturing facilities. As a result, for the three and nine month periods ending June 30, 2002, these expenses have been reclassified from selling, general and administrative expenses to cost of sales. There was no impact to net earnings or equity resulting from this reclassification.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


4.       Derivative Financial Instruments

The Company's fair values of the swap and the collar (refer to Note 1 of the Company's consolidated financial statements as of and for the fiscal year ended September 29, 2002) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reported the fair value of these derivatives as a liability of $4.0 million which is included as a component of accrued liabilities at June 29, 2003. The change in fair value for the three and nine month periods ended June 29, 2003 resulted in expense of $1.3 million and $1.4 million, respectively. The change in fair value for the three and nine month periods ended June 30, 2002 resulted in expense of $48 thousand and $257 thousand, respectively.

5.   Income Taxes

The effective tax rate for the first nine months of fiscal 2003 was 41.6% compared to 42.5% for the first nine months of fiscal 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

6.   Related Party Transactions

During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by the Company's two shareholders. The leased facility is approximately 73,000 square feet and annual rentals approximate $300 thousand. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2002, the Company paid rentals for the McAllen manufacturing facility of approximately $190 thousand. To date in fiscal year 2003, the Company paid rentals for the same facility of approximately $225 thousand. Terms of the lease are not the result of arms-length bargaining; however, the Company believes that the lease is on terms no less favorable to the Company than could have been obtained if such lease was an arms-length transaction with nonaffiliated persons.

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

7.       Disposal of Property, Plant and Equipment and Restructuring

Within the nine month period ended June 29, 2003, the Company wrote off approximately $600 thousand of special purpose equipment due to the loss of future sales caused by the elimination of certain parts it produced. The parts elimination was caused by a design change initiated by a customer. Annual sales related to the eliminated product approximated $5 million in fiscal 2002.

Due to recent production cuts announced by its customers and to eliminate future storage costs, the Company also, within the nine month period ended June 29, 2003, disposed of certain machinery and equipment stored in offsite facilities. The loss on disposal of this general purpose equipment approximated $200 thousand.

During the nine month period the Company received proceeds of approximately $180 thousand related to the disposition of special purpose and general purpose equipment.

The Company also received cash proceeds in the three-month period ended June 29, 2003 of approximately $600 thousand related to the sale of its owned facility in St. Clair, Michigan. Proceeds from the sale of the St. Clair facility approximated net book value.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements

During the nine month period ended June 30, 2002 the Company incurred $1.3 million of expenses associated with employee severance at the Company's Canadian subsidiary. Such expense has been included as a component of cost of goods sold. The employee severance relates to the downsizing of the subsidiary facility from three shifts to one shift as certain unprofitable product lines were exited. The severance costs accrued relate to approximately 345 employees.


8.       Supplemental Guarantor Information

The 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the Multi-Option Adjustable Rate Notes, the Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term Loan, as more fully described in Notes 6 and 7 of the Company's 10-K for its fiscal year ended September 29, 2002, filed December 6, 2002, are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies.

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

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Balance Sheet as of June 29, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)





                                                   LDM                                     Consolidating
                                            Technologies, Inc.         LDM Canada              Entries               Consolidated
                                         ----------------------      -------------         --------------          ---------------
ASSETS
Current assets:
  Cash                                      $        90            $       20                                         $       110
  Accounts receivable                            68,725                 8,042                                              76,767
  Raw materials                                   6,376                 1,445                                               7,821
  Work in process                                 1,158                   319                                               1,477
  Finished goods                                  6,646                    89                                               6,735
  Mold costs                                      7,111                    27                                               7,138
  Prepaid expenses                                1,432                    39                                               1,471
  Deferred income taxes                           4,150                    54                                               4,204
                                            -----------            ----------                 -----------             -----------
Total current assets                             95,688                10,035                                             105,723

Net property, plant and equipment                71,634                 8,524                                              80,158
Investment in subsidiaries and affiliates         9,529                                       $    (1,929)                  7,600
Note receivable, affiliates                      10,447                   555                     (11,002)
Goodwill                                         50,152                                                                    50,152
Debt issue costs                                  2,835                                                                     2,835
Other                                               335                                                                       335
                                            -----------            ----------                 -----------             -----------
Totals                                      $   240,620            $   19,114                 $   (12,931)            $   246,803
                                            ===========            ==========                 ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    45,610            $    6,317                 $      (933)            $    50,994
  Accrued liabilities                            23,034                   249                                              23,283
  Accrued interest                                5,472                                                                     5,472
  Accrued compensation                            4,515                   550                                               5,065
  Income taxes payable                            1,556                                                                     1,556
  Current maturities of long-term debt           11,325                                                                    11,325
                                            -----------            ----------                 -----------             -----------
Total current liabilities                        91,512                 7,116                        (933)                 97,695

Lines of credit and revolving debt                4,433                                                                     4,433
Long-term debt due after one year               129,142                10,068                     (10,068)                129,142
Deferred income taxes                             2,614                                                                     2,614

Stockholders' equity:
  Common stock                                                          5,850                      (5,850)
  Additional paid-in capital                         94                                                                        94
  Retained earnings                              12,825                (3,920)                      3,920                  12,825
                                            -----------            ----------                 -----------             -----------
Total stockholders' equity                       12,919                 1,930                      (1,930)                 12,919
                                            -----------            ----------                 -----------             -----------

Totals                                      $   240,620            $   19,114                 $   (12,931)            $   246,803
                                            ===========            ==========                 ===========             ===========

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 29, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)



                                                 LDM                                  Consolidating
                                          Technologies, Inc.        LDM Canada             Entries          Consolidated
                                          ------------------       --------------      ---------------      --------------
ASSETS
Current assets:
  Cash                                      $       683          $      249                                $      932
  Accounts receivable                            72,343               4,808                                    77,151
  Raw materials                                   7,042               1,382                                     8,424
  Work in process                                 1,182                 482                                     1,664
  Finished goods                                  5,518                 360                                     5,878
  Mold costs                                      5,073                  65                                     5,138
  Prepaid expenses                                2,087                  14                                     2,101
  Deferred income taxes                           3,386                  47                                     3,433
                                        ------------------       --------------      ---------------      --------------
Total current assets                             97,314               7,407                                   104,721

Net property, plant and equipment                81,313              10,184                                    91,497
Investment in subsidiaries and affiliates         9,887                              $     (2,587)              7,300
Note receivable, affiliates                       9,242                                    (9,242)
Goodwill                                         50,152                                                        50,152
Debt issue costs                                  3,389                                                         3,389
Other                                               428                                                           428
                                        ------------------       --------------      ---------------      --------------
Totals                                      $   251,725          $   17,591          $    (11,829)         $  257,487
                                        ==================       ==============      ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    49,204          $    5,683          $       (173)         $   54,714
  Accrued liabilities                            17,223                                                        17,223
  Accrued interest                                2,638                                                         2,638
  Accrued compensation                            5,290                 252                                     5,542
  Income taxes payable                               78                                                            78
  Current maturities of long-term debt           11,305                                                        11,305
                                        ------------------       --------------      ---------------      --------------
Total current liabilities                        85,738               5,935                  (173)             91,500

Lines of credit and revolving debt               20,079                                                        20,079
Long-term debt due after one year               138,887               9,068                (9,068)            138,887
Deferred income taxes                             2,424                                                         2,424

Stockholders' equity:
  Common stock                                                        5,850                (5,850)
  Additional paid-in capital                         94                                                            94
  Retained earnings                               4,503              (3,262)                3,262               4,503
                                        ------------------       --------------      ---------------      --------------
Total stockholders' equity                        4,597               2,588                (2,588)              4,597
                                        ------------------       --------------      ---------------      --------------
Totals                                      $   251,725          $   17,591          $    (11,829)         $  257,487
                                        ==================       ==============      ===============      ==============

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                  Three-Months Ended June 29, 2003 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                           LDM
                                      Technologies,     LDM        Consolidating
                                           Inc.        Canada         Entries    Consolidated
                                      ------------    --------      ----------  --------------
   Net sales                           $  98,996      $ 11,628                     $110,624

   Cost of Sales                          81,353        10,945                       92,298
                                     ---------------------------------------------------------
   Gross Margin                           17,643           683                       18,326

   Selling, general and administrative
       expenses                           10,268            80                       10,348
                                     ---------------------------------------------------------

   Operating profit                        7,375           603                        7,978
   Interest expense                       (3,599)         (292)      $   255         (3,636)
   Other income (expense), net            (1,065)            7          (255)        (1,313)
   Loss on disposal of property, plant
       and equipment                         (34)                                       (34)
   International currency exchange
   gains                                                   395                          395
   Equity in net income of
       subsidiaries and affiliates           913                        (713)           200
                                     ---------------------------------------------------------

   Income before income taxes              3,590           713          (713)         3,590

   Provision for income taxes              1,507                                      1,507
                                     ---------------------------------------------------------
   Net income                          $   2,083      $    713    $     (713)      $  2,083
                                     =========================================================

                             LDM TECHNOLOGIES, INC.
             Condensed Consolidating Statement of Operations for the
                  Three-Months Ended June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                LDM
                                            Technologies,        LDM           Consolidating
                                                Inc.            Canada            Entries         Consolidated
                                            ------------       --------         ----------       --------------

    Net sales                                $ 100,712          $  6,483                             $107,195

    Cost of sales                               83,392             5,991                               89,383
                                            -------------------------------------------------------------------
    Gross margin                                17,320               492                               17,812

    Selling, general and administrative
      expenses                                  10,736                62                               10,798
                                            -------------------------------------------------------------------

    Operating profit                             6,584               430                                7,014
    Interest expense                            (3,842)             (250)          $  214              (3,878)
    Equity in net income of subsidiaries
      and affiliates                               524                               (274)                250
    International currency
    exchange gains                                                    94                                   94
    Gain on disposal of property, plant
      and equipment                                  2                                                      2
    Other income (expense), net                    171                               (214)                (43)
                                            -------------------------------------------------------------------

    Income before income taxes                   3,439               274             (274)              3,439

    Provision for income taxes                   1,454                                                  1,454
                                            -------------------------------------------------------------------
    Net income                               $   1,985          $    274           $ (274)           $  1,985
                                            ===================================================================

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
               for the Nine-Months Ended June 29, 2003 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                LDM
                                            Technologies,        LDM          Consolidating
                                                Inc.            Canada           Entries         Consolidated
                                            ------------       --------         ----------       --------------
   Net sales                                 $ 302,719         $ 25,375                             $328,094

   Cost of Sales                               246,067           25,418                              271,485
                                            -------------------------------------------------------------------

   Gross Margin                                 56,652              (43)                              56,609

   Selling, general and administrative
     expenses                                   29,591              216                               29,807
                                            -------------------------------------------------------------------

   Operating profit (loss)                      27,061             (259)                              26,802
   Interest expense                            (11,042)            (859)        $   757              (11,144)
   Other income (expense), net                    (605)              24            (757)              (1,338)
   Loss on disposal of property, plant
     and equipment                                (801)                                                 (801)
   International currency exchange gains                            436                                  436
   Equity in net income (loss) of
     subsidiaries and affiliates                  (358)                             658                  300
                                            -------------------------------------------------------------------

   Income (loss) before income taxes            14,255             (658)            658               14,255
   Provision for income taxes                    5,933                                                 5,933
                                            -------------------------------------------------------------------
   Net income (loss)                         $   8,322         $   (658)        $   658             $  8,322
                                            ===================================================================

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Operations
               for the Nine-Months Ended June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)

                                                LDM
                                            Technologies,        LDM          Consolidating
                                                Inc.            Canada           Entries         Consolidated
                                            ------------       --------         ----------       --------------
  Net sales                                  $ 267,090          $ 25,823                          $292,913

  Cost of sales                                225,352            25,323                           250,675
                                            -------------------------------------------------------------------

  Gross margin                                  41,738               500                            42,238

  Selling, general and administrative
    expenses                                    27,650               249                            27,899
                                            -------------------------------------------------------------------

  Operating profit                              14,088               251                            14,339
  Interest expense                             (11,817)             (802)       $   714            (11,905)

  Equity in net income (loss) of
    subsidiaries and affiliates                    (67)                             867                800
  International currency exchange                                   (319)                             (319)
  losses
  Loss on disposal of property, plant and
    equipment                                       (1)                                                 (1)
  Other income (expense), net                      473                             (714)              (241)
                                            -------------------------------------------------------------------

  Income (loss) before income taxes              2,676              (870)           867              2,673

  Provision (credit) for income taxes            1,140                (3)                            1,137
                                            -------------------------------------------------------------------
  Net income (loss)                          $   1,536          $   (867)       $   867           $  1,536
                                            ===================================================================

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
               for the Nine-Months Ended June 29, 2003 (Unaudited)
                 (dollars in thousands, unless otherwise noted)



                                                                           LDM
                                                                      Technologies,               LDM
                                                                           Inc.                 Canada             Consolidated
                                                                     --------------           ------------        --------------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     $29,469                  $(268)              $29,201

    CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property, plant and equipment                        (4,716)                  (406)               (5,122)
       Proceeds from sale of property, plant and  equipment                  793                                          793
                                                                     ------------             ------------        ------------

    NET CASH USED FOR INVESTING ACTIVITIES                                (3,923)                  (406)               (4,329)


    CASH FLOW FROM FINANCING ACTIVITIES
      Borrowing (to)/from affiliates                                        (445)                   445
      Net repayments on line of credit borrowings                        (15,646)                                     (15,646)
      Payments on long-term debt                                          (9,725)                                      (9,725)
      Debt modification costs                                               (323)                                        (323)
                                                                     ------------             ------------        ------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (26,139)                   445               (25,694)
                                                                     ------------             ------------        ------------

    Net cash change                                                         (593)                  (229)                 (822)
    Cash at beginning of period                                              683                    249                   932
                                                                     ------------             ------------        ------------
    Cash at end of period                                                    $90                    $20                  $110
                                                                     ------------             ------------        ------------

    SUPPLEMENTAL INFORMATION:

        Total depreciation and amortization                              $12,801                 $2,066               $14,867
                                                                     ============             ============        ============

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidating Statement of Cash Flows
               for the Nine-Months Ended June 30, 2002 (Unaudited)
                 (dollars in thousands, unless otherwise noted)


                                                                           LDM
                                                                      Technologies,               LDM
                                                                           Inc.                 Canada             Consolidated
                                                                     --------------           ------------        --------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             $28,432                 $1,803               $30,235

   CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                          (5,497)                   (55)               (5,552)
      Proceeds from sale of property, plant and  equipment                    20                                           20
                                                                     ------------             ------------        ------------

   NET CASH USED FOR INVESTING ACTIVITIES                                 (5,477)                   (55)               (5,532)


   CASH FLOW FROM FINANCING ACTIVITIES
     Borrowing (to)/from affiliates                                        2,247                 (2,247)
     Net repayments on line of credit borrowings                         (16,733)                                     (16,733)
     Payments on long-term debt                                           (8,044)                                      (8,044)
     Debt modification costs                                                (389)                                        (389)
                                                                     ------------             ------------        ------------
   NET CASH USED BY FINANCING ACTIVITIES                                 (22,919)                (2,247)              (25,166)
                                                                     ------------             ------------        ------------

   Net cash change                                                            36                   (499)                 (463)
   Cash at beginning of period                                                23                  2,297                 2,320
                                                                     ------------             ------------        ------------
   Cash at end of period                                                     $59                 $1,798                $1,857
                                                                     ------------             ------------        ------------

   SUPPLEMENTAL INFORMATION:
        Total depreciation and amortization                              $12,906                 $2,073               $14,979
                                                                     ============             ============        ============

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GOODWILL

Goodwill totaled $50.2 million at June 29, 2003 and represented approximately 20.3% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Under Statement No. 142 the Company estimates the fair value of goodwill at each of its reporting units. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At June 29, 2003, the Company had net deferred tax assets, after valuation allowances, of $1.6 million.

Deferred tax assets in Canada relate primarily to net operating loss carryforwards (NOL's) for which the Company has recognized a valuation allowance of $1.3 million.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of customer productivity reimbursement programs and historical experience. The allowance amount at June 29, 2003 and September 29, 2002 was $0.5 million.

PENDING ACCOUNTING PRONOUNCEMENTS

During fiscal year 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation 46, Consolidation of Variable Interest Entities.

FASB Statement 150 requires that financial instruments, including common stock, that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. FASB Statement 150 is required to be adopted in the second quarter of fiscal 2004 by the Company. As described in Note 6, upon the death of either of the Company's shareholders, the Company is required to purchase the stock of such shareholder. Under the current capital structure, upon adoption of FASB Statement 150, the Company's stockholders' equity would be reclassed within the liability section of the balance sheet as "shares subject to mandatory redemption."

FASB Interpretation 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when the enterprise has a controlling financial interest through ownership of a majority voting interest in the entity.

For transactions in place from January 31, 2003, FASB Interpretation 46 is required to be adopted by the Company no later than the end of fiscal 2004. The Company is in the process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that its existing lease with a related party for the McAllen facility (see Note 6) and its 49% interest in and subordinated note from DBM Technologies, LLC (see Note 2 of the Company's 10-K for its fiscal year ended September 29, 2002) are within the scope of FASB Interpretation 46. As currently structured, such entities likely require consolidation by the Company upon adoption of FASB Interpretation 46. As of June 29, 2003, DBM Technologies, LLC has third party assets and liabilities of approximately $24 million and $25 million, respectively. As of June 29, 2003, the Company's non-cancellable lease payments for the McAllen facility approximate $2.2 million.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 29, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

NET SALES: Net sales for the three-month period ended June 29, 2003 (third quarter 2003) were $110.6 million versus $107.2 million for the three-month period ended June 30, 2002 (third quarter 2002). This is an increase of $3.4 million or 3.2%. The increase in net sales is primarily due to the launch of new products from the Company's facility in Romulus, Michigan in March and August of 2002 offset by lower sales at other facilities due to reduced customer requirements in the current fiscal year. The Romulus facility reported $22.3 million in net sales for the third quarter of 2003 compared to $9.1 million for the third quarter of 2002.

GROSS MARGIN: Gross margin was $18.3 million or 16.5% of net sales for third quarter 2003 versus $17.8 million or 16.6% for the third quarter 2002. Gross margin remains unchanged as a percentage of sales. Improved results at Romulus due to additional sales have been offset by weaker results at other facilities as reduced sales (compared to the same period in the previous year) have resulted in greater unabsorbed fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for third quarter 2003 were $10.3 million or 9.3% of net sales, compared to $10.8 million or 10.1% of net sales for third quarter 2002. These expenses have decreased due to continued vigilance related to hiring and discretionary spending.

INTEREST EXPENSE: Interest expense was $3.6 million for third quarter 2003 compared to $3.9 million for third quarter 2002. The decrease in interest expense is due to scheduled debt repayments, a decrease in variable interest rates and lower average borrowings outstanding on the Company's line of credit.

INCOME TAXES: The effective tax rate for the third quarter of 2003 was 42.0% compared to 42.3% for the third quarter 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

NINE MONTHS ENDED JUNE 29, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

NET SALES: Net sales for the nine-month period ended June 29, 2003 (Year to date June 2003) were $328.1 million versus $292.9 million for the nine-month period ended June 30, 2002 (Year to date June 2002). This is an increase of $35.2 million or 12.0%. The increase in net sales is due to the launch of new products from the Company's facility in Romulus, Michigan in March and August of 2002, offset by lower sales at other facilities due to reduced customer requirements in the current fiscal year. The Romulus facility reported $69.2 million in net sales for Year to date June 2003 compared to $15.2 million for Year to date June 2002.

GROSS MARGIN: Gross margin was $56.6 million or 17.3% of net sales for Year to date June 2003, compared to $42.2 million or 14.4% of net sales for Year to date June 2002. Gross margin has increased in dollars and improved as a percentage of sales. Improved results at Romulus, due to additional sales, have been offset by weaker results at other facilities as reduced sales (compared to the same period in the previous year) have resulted in greater unabsorbed fixed costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for Year to date 2003 were $29.8 million or 9.1% of net sales, compared to $27.9 million or 9.5% of net sales for Year to date 2002. These expenses have improved as a percentage of sales due to continued vigilance related to hiring and discretionary spending.

INTEREST EXPENSE: Interest expense was $11.1 million for Year to date June 2003 compared to $11.9 million for Year to date June 2002. The decrease reflects the effects of scheduled repayments on existing senior debt, a decrease in variable interest rates and lower average borrowings outstanding on the Company's line of credit.

LOSS ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT: The nine month period ended June 29, 2003 includes $801 thousand for expense related to the disposal of certain property, plant and equipment. This includes approximately $600 thousand of special purpose equipment written off due to the elimination of certain parts by a customer and approximately $200 thousand of unutilized general purpose equipment disposed of to reduce warehousing costs.

INCOME TAXES: The effective tax rate for Year to date June 2003 was 41.6% compared to 42.5% for Year to date June 2002. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of June 29, 2003, the Company had $129.1 million of long-term debt outstanding, $15.8 million of revolving loans and current maturities of long-term debt outstanding, and $39.0 million of borrowing availability under its revolving credit facility.

Cash proceeds from the sale of property, plant and equipment included approximately $180 thousand related to the sale of special purpose and general purpose machinery and equipment and approximately $600 thousand related to the Company's sale of its owned facility in St. Clair, Michigan. Proceeds from the sale of the St. Clair facility approximated net book value.

Cash provided by operating activities in the first nine months of fiscal 2003 was $29.2 million compared to $30.2 million in the first nine months of fiscal 2002.

Capital expenditures for the first nine months of fiscal 2003 were $5.1 million compared to $5.6 million for the first nine months of fiscal 2002. The Company believes its capital expenditures will be approximately $9.0 million in fiscal year 2003. The majority of the Company's fiscal year 2003 capital expenditures will be used to refresh equipment and facilitate new programs launching in fiscal year 2003.

Long-term debt has decreased due to scheduled principal repayments of senior term debt, including an excess cash flow payment. This payment is due January 1st of every year if excess cash flow exists as defined by the senior term loan agreement. As a result of excess cash flow generated in fiscal year 2002, the Company made an additional senior term loan payment of $2.8 million in January 2003.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at June 29, 2003:



   CONTRACTUAL OBLIGATIONS                                           PAYMENTS DUE BY PERIOD (000'S)
   -----------------------                                           ------------------------------

                                                           LESS THAN 1
                                             TOTAL            YEAR       1-3 YEARS      4-5 YEARS     AFTER 5 YEARS
                                        ------------------------------------------------------------------------------
Long Term Debt                             $140,467         $11,325       $15,797      $107,675           $5,670
Lines of Credit                               4,433                         4,433
Operating Leases                             34,168          13,715         7,660         7,176            5,617
                                        ------------------------------------------------------------------------------
Total Contractual Cash Obligations         $179,068         $25,040       $27,890      $114,851          $11,287
                                        ==============================================================================





   OTHER COMMERCIAL                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
   ----------------                                 --------------------------------------------------
     COMMITMENTS
     -----------

                                            TOTAL AMOUNTS      LESS THAN 1 YEAR
                                              COMMITTED                               1-3 YEARS         OVER 5 YEARS
                                        ------------------------------------------------------------------------------
Unused Lines of Credit                         $43,295                                  $43,295
Standby Letters of Credit                       15,272                                   15,272
                                        ------------------------------------------------------------------------------
Total Commercial Commitments                   $58,567                                  $58,567
                                        ==============================================================================


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

Item 4:  DISCLOSURE CONTROLS AND PROCEDURES

As of June 29, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


Dated: August 5, 2003

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NO.                          EXHIBIT DESCRIPTION


   31.1                Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2                Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1                Certification of the Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2                Certification of the Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The registrant filed no reports on Form 8-K during the quarter for which this Report is filed.

                               10-Q EXHIBIT INDEX



     EXHIBIT NO:    DESCRIPTION

     EX-31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EX-31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002