Form 10-K
period 2003-09-28
LDM TECHNOLOGIES INC
filed 2003-12-11
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended September 28, 2003.

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [ ]    No [X]

    Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)   Yes [ ]    No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 5, 2003, 600 shares of Common Stock of the Registrant were outstanding. There is no public trading market for the Common Stock.

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

        Increasing Utilization of Plastic. In recent years, OEMs have focused their efforts on developing and employing lower-cost and lighter materials, such as plastic, in the design of components. Plastic provides OEMs with a number of design advantages over metal including increased design flexibility and aesthetic appeal, resistance to corrosion and improved fuel-efficiency performance due to lighter-weight materials. Substituting plastic for metal can also reduce manufacturing costs by eliminating machining costs, reducing painting costs, facilitating assembly, minimizing tooling costs and consolidating the number of parts used in a vehicle. The Company believes that while the majority of the opportunities for converting metal into plastic have already occurred in exterior and interior trim applications, there are growth opportunities in the use of plastic in under-the-hood components. Suppliers of under-the-hood components, such as the Company, are increasingly being asked to develop complex under-the-hood systems, including plastic transmission covers that consolidate engine mounts and drive shaft seals, battery trays that integrate fluid reservoirs as well as other engine compartment optimization opportunities.

        Expansion of OEM Supplier Responsibilities. Since the 1980s, OEMs such as Ford, General Motors and DaimlerChrysler have been actively reducing their supplier base to include only those suppliers which accept significant responsibility for product management and meet increasingly strict standards for product quality, on-time delivery and manufacturing costs. These suppliers are expected to control many aspects of the production of system components, assemblies, and modules including design, development, component sourcing, manufacturing, quality assurance, testing, sequencing and delivery to the customer's assembly plant.

        Market-based Pricing. In an effort to reduce costs and to ensure the affordability and competitiveness of their products, OEMs are sourcing automotive components, systems, modules, and assemblies using a market-based pricing approach. In using such a market-based approach, OEMs establish a target price, or the price the market is willing to pay for a vehicle, and systematically divide this price into system and component target prices. In addition, under market-based pricing, the OEMs often require annual price reductions for the vehicle's systems, modules, assemblies and components. As a result, the market-based approach to pricing has generally required automotive suppliers to focus on continually reducing product costs while simultaneously improving quality standards.

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

    Instrument Panel Components and Interior Trim Components. The Company focuses on the production of complex products such as instrument panel subassemblies which require the integration of multiple components. Instrument panel components manufactured by the Company include cluster finish panels, center trim panels, air registers, coin and cup holders, ashtrays, gloveboxes, telephone holders and consoles. Certain products in this line of business demand functional aesthetics appeal and typically require the Company to provide innovative and design intensive solutions for application requirements stipulated by OEMs. Historically, the Company's largest customer for its instrument panel components has been Ford.

    Exterior Trim Components. Exterior trim systems and components manufactured by the Company include front and rear bumper fascias, end caps, body side claddings and moldings, rocker panels and grills. The Company's broad range of exterior trim Class A painting capabilities provides it with a competitive advantage in supplying exterior trim to domestic and foreign OEMs. The Company is able to provide both high-bake, high solids painting, which is traditionally preferred by domestic OEMs, and low-bake, two component painting, which is preferred by foreign OEMs. Historically, LDM's largest customer for its exterior trim components has been General Motors.

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

CUSTOMERS

    The Company's principal customers are General Motors, Ford, Visteon and DaimlerChrysler, for which it supplies components and subassemblies for a variety of light duty trucks (including sport utility vehicles), minivans and passenger cars. While the Company's products are generally used on a diverse group of over 90 models, the Company's sales and marketing efforts have been directed towards those sectors of the automotive market which have experienced strong consumer demand and growth in sales.

    The approximate percentage of net sales to the principal customers of the Company for the twelve-month period ended September 28, 2003 are shown below:

General Motors .......................................       37%
Ford..................................................       27%
Visteon...............................................       10%
DaimlerChrysler.......................................        8%
Other Automotive......................................       16%
Non-Automotive........................................        2%
                                                            ---
          Total.......................................      100%
                                                            ===

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

Customer                                                 Model
-------------------------------------------------------------------------
General Motors-truck......................     Astro/Safari
                                               Blazor/Bravada/Jimmy
                                               Trailblazer/Envoy/Rainier
                                               Sonoma Pick-up/S10 Pick-up
                                               GMC Sierra/Silverado
                                               Chevy SSR
                                               Suburban
                                               Tahoe

General Motors-car........................     Seville
                                               Cavalier/ Sunfire
                                               Corvette
                                               Grand Prix
                                               Monte Carlo
                                               Bonneville
                                               Impala

Ford-truck................................     Econoline
                                               Expedition
                                               Explorer
                                               Escape/Tribute
                                               F-Series Truck
                                               Ranger
                                               Windstar
                                               Navigator

Ford-car..................................     Continental
                                               Crown Victoria/Grand Marquis
                                               Focus
                                               Mustang
                                               Thunderbird /Lincoln LS
                                               Taurus/Sable
                                               Lincoln Town Car
                                               Mercury Cougar
                                               Jaguar X200/X400

DaimlerChrysler-truck.....................     Caravan/Voyager/Town & Country
                                               Dakota
                                               Grand Cherokee/Cherokee
                                               Liberty
                                               Ram Pick-up/Van
                                               Durango
                                               Wrangler

DaimlerChrysler-car.......................     Breeze/Cirrus/Sebring
                                               Concord/Intrepid
                                               LHS 300
                                               Neon
                                               Pacifica

DESIGN AND PRODUCT ENGINEERING

    The Company is a full service Tier I supplier with advanced engineering capabilities which enable it to design innovative, high-quality products that provide value to its customers. The Company has a Design Center in Auburn Hills, Michigan to provide an environment for trend-setting conceptual design and product development. The Company has made other significant investments in conceptual design capabilities that allow it to participate in the earliest stages of programs. For instance, the Company has embraced computer-aided simulation directly linked to customer computer networks as a means of reducing the cost and time required to develop new products. The industrial design activity has augmented the Company's traditional modeling methods with computer-aided technology which reduces staff requirements as well as simplifying the integration of design and engineering functions. The Company has transitioned from computer-aided design shell to solid modeling which provides a direct link to rapid prototyping. The Company's design staff employs ALIAS, IDEAS, CATIA, ICEM, PDGS, PRO-E and Unigrahpics computer software and hardware to provide three-dimensional virtual modeling and product animation. Analytical tools employed include finite element analysis for structural analysis, kinematics for mechanisms, computational fluid dynamics for airflow studies and moldfilling analysis for injection molding optimization and warp prediction.

MANUFACTURING

    The Company's OEM customers are favoring suppliers capable of delivering quality products, controlling manufacturing costs and integrating, through design capabilities, multiple components into larger systems. The Company has responded to this challenge by implementing a lean manufacturing program and adopting advanced processing technology.

    The Company's manufacturing program has focused on lean production scheduling, materials management techniques and labor productivity improvements. Lean management techniques are characterized by flexible production scheduling as well as vendor scheduling, reduced work queues, more frequent vendor deliveries and reduced inventory levels. Through lean manufacturing, the Company has experienced increased inventory turnover and generally reduced inventory levels.

    The Company continually seeks to achieve labor productivity improvement and has established a work environment which encourages employee involvement in identifying and eliminating waste. A key factor in the Company's operations is maintaining the flexibility to respond to customer demand and changing product delivery requirements while continuously increasing production efficiency.

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

COMPETITION

    The automotive supplier industry is highly competitive. A large number of actual or potential competitors exist, including the internal component supply operations of the OEMs as well as independent suppliers, many of which are larger than the Company. The Company believes its principal competitors in its three lines of business include: Progressive Dynamics Inc., Summit Polymers Inc., Collins & Aikman, Lear and Plastech in instrument panel components; Magna International Inc., Visteon, Meridian, Plastics Omnium, Venture Holdings Corporation, Flex-N-Gate and Plastech in exterior trim components; and Key Plastics Inc., Automold and Collins & Aikman in under-the-hood components.

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

RAW MATERIALS

    The principal raw materials used by the Company are engineered plastic resins such as nylon, polypropylene, polycarbonate and acrylonitrile - butadiene-styrene, paint, and steel for production molds, all of which are available from many sources. The resins used in the Company's business historically have been subject to price fluctuations. In the past, the Company has been unable to pass price increases in resins through to its customers. The Company does, however, source raw material contracts based on a preferred supplier list. To be "preferred" a supplier must be willing to sign a cost management contract whereby assistance is extended to the Company in reducing costs through piece price reductions, material substitution suggestions and process improvement initiatives in lieu of annual percentage rebates based upon calendar year purchases. There can be no assurance that a material increase in the price of resin will not adversely affect the Company's results of operations. The Company has not experienced significant raw material shortages and does not anticipate significant raw material shortages in the foreseeable future.

EMPLOYEES

    As of September 28, 2003, the Company's workforce included 3,199 employees, of which 587 were salaried workers, and 2,612 were hourly workers including temporary and part-time employees. The Company has 201 hourly employees represented by the Canadian Automobile Workers union at its Leamington, Canada facility. The Company's three-year contract with the bargaining unit for the Leamington facility expires January 15, 2004. None of the Company's other employees are subject to collective bargaining agreements. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

Item 2. Properties

    The Company conducts molding, painting and assembly operations in approximately 1.6 million square feet of space in a total of 16 manufacturing locations. The utilization and capacity of the Company's facilities fluctuates based upon the mix of components the Company produces and the vehicle models for which they are being produced. Detail of each manufacturing location is scheduled below:

         LOCATION                   OWNED/LEASED         SQUARE FOOTAGE
         ---------                  ------------         --------------
Circleville, OH                         Owned                 71,300
Napoleon, OH                           Leased                150,000
Franklin, TN                            Owned                122,000
Kendallville, IN                        Owned                 60,000
Byesville, OH                           Owned                160,000
Romulus, MI                            Leased                280,000
Leamington, Ontario, Canada             Owned                200,000
New Hudson, MI                          Owned                 57,900
Hartland, MI                            Owned                 44,600
Fowlerville, MI                         Owned                 65,000
Clarkston, MI                           Owned                 21,600
Croswell, MI                           Leased                 80,900
St. Clair, MI                          Leased                 35,000
Harlingen, TX                          Leased                 42,900
McAllen, TX                            Leased                 73,000
Port Huron, MI                         Leased                142,000

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

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters

    There is no public trading market for the Company's Common Stock. As of September 28, 2003, there were two holders of record of the Company's Common Stock.

Item 6. Selected Financial Data

                             Summary Financial Data
                             (dollars in thousands)

The following table sets forth summary historical financial data of LDM Technologies, Inc. for the fiscal years ended September 26, 1999, September 24, 2000, September 30, 2001, September 29, 2002 and September 28, 2003. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements of LDM presented elsewhere in this document.

                                         SEPT. 26        SEPT. 24        SEPT. 30        SEPT. 29       SEPT. 28
                                           1999            2000            2001            2002           2003
                                        ----------      ----------      ----------      ----------     ----------
Statement of operations
  data
  Net sales                             $  467,912      $  451,979      $  390,239      $  390,926     $  425,016
  Cost of sales                            388,749         374,568         341,841         333,916        354,346
  Gross margin                              79,163          77,411          48,398          57,010         70,670
  Selling, general and
     administrative
     expenses                               53,850          53,301          46,255          37,137         42,011
  Interest expense                          21,067          19,955          17,642          15,810         14,748
  Gain on sale of LDM Germany                                                  553
  Net income (loss)                           (761)           (413)         (9,410)          1,801          7,812
  Net income (loss) as adjusted
      for the effect of adopting
      Financial Accounting
      Standard No. 142                       2,275           2,623          (6,374)          1,801          7,812

Other financial data
  Cash flows from operating
      activities                        $   26,611      $   31,985      $   26,596      $   16,422     $   27,438
  EBITDA (a)                                44,436          44,253          24,273          39,041         48,224
  Depreciation and
      amortization                          22,025          23,653          24,589          20,832         21,436
  Capital expenditures                      22,003          14,580          20,512           6,702          8,291

  Ratio of EBITDA to
      interest expense                         2.1             2.2             1.4             2.5            3.3
  Ratio of debt to EBITDA                      4.8             4.4             7.5             4.4            3.1

Balance sheet data
  Cash                                  $    4,317      $    4,640      $    2,320      $      932     $      578
  Total assets                             312,143         297,723         262,312         257,487        242,221
  Total debt                               213,102         194,646         181,963         170,271        149,715
  Stockholder's equity                      12,920          13,940           2,796           4,597         15,819

(a) EBITDA is defined as income (loss) from continuing operations before the effect of extraordinary items plus the following: interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA is not, and should not be, used as an indicator or alternative to operating income, net income (loss) or cash flow as reflected in the Consolidated Financial Statements, is not intended to represent funds available for debt service, dividends, reinvestment or other discretionary uses, is not a measure of financial performance under generally accepted accounting principles, should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States and may not be comparable to other similarly-titled measures of other companies. A reconciliation of net income to EBITDA is as follows:

                                         SEPT. 26        SEPT. 24        SEPT. 30        SEPT. 29       SEPT. 28
                                           1999            2000            2001            2002           2003
                                        ----------      ----------      ----------      ----------     ----------
Net income (loss)                       $     (761)     $     (413)     $   (9,410)     $    1,801     $    7,812
Add (deduct) the following:
  Gain on sale of LDM Germany                                                 (553)
  Provision for income
      taxes                                  2,805           2,005          (6,906)          1,668          5,407
  Interest expense                          21,067          19,955          17,642          15,810         14,748
  Depreciation and
      amortization*                         21,325          22,706          23,500          19,762         20,257
                                        ----------      ----------      ----------      ----------     ----------
EBITDA                                  $   44,436      $   44,253      $   24,273      $   39,041     $   48,224
                                        ==========      ==========      ==========      ==========     ==========

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

GENERAL

    LDM is a leading Tier I designer and manufacturer of highly engineered plastic instrument panel and interior trim components, exterior trim components and under-the-hood components supplied primarily to North American automotive OEMs. LDM supplies components and subassemblies for a variety of light duty trucks, sport utility vehicles, minivans and passenger cars. Automotive products under development are assigned a selling price which is reevaluated from time to time during the product development cycle. Prior to production, the Company and the customer generally agree on a final price, which, in some instances, may be subject to negotiated price reductions or increases over the term of the project. Consequently, the Company's ability to improve operating performance is generally dependent primarily on its ability to reduce costs and operate more efficiently. Molds used in LDM's operations are requisitioned by LDM's customers and are purchased from third party mold builders who design and construct the molds under LDM supervision.

    In September 2000, the Company began making improvements to a leased facility in Romulus, Michigan to ready itself for new programs that were to be launched in mid-fiscal year 2001. Subsequent to the facility's completion, the program launch dates were delayed by one year. The programs require large injection molding machines as well as a paint line. The building and most machinery and equipment have been leased. In fiscal year 2001, the new facility's costs (primarily leases for building and machinery and equipment) approximated $9.0 million. The facility had minimal revenues in fiscal 2001 to offset fixed expenses. In fiscal year 2002, the new facility costs (net of revenues) approximated $14.6 million which consisted of lease cost, equipment testing and modification costs, workforce training cost and launch costs for new programs. The facility had revenues of $31.9 million in fiscal 2002 to offset fixed and start-up expenses. Revenue from Romulus was $89.8 million for fiscal year 2003.

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

                                    GOODWILL

Goodwill totaled $50.2 million at September 28, 2003 and represented approximately 20.7% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company elected to early adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase of $4.6 million to pretax income for the years ended September 28, 2003 and September 29, 2002. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At September 28, 2003, the Company had net deferred tax liabilities, after valuation allowances, of $2.6 million.

Deferred tax assets in Canada relate primarily to net operating loss carryforwards (NOL's) for which the Company has recognized a valuation allowance of $1.7 million.

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

                 ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. The Company estimates its allowance for doubtful accounts based on specific indentification of aged receivables and a general reserve based on receivables aged past their due date. In addition, this estimated allowance is based on management's evaluation of customer productivity reimbursement programs and historical experience.

                        PENDING ACCOUNTING PRONOUNCMENTS

During fiscal year 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation 46, Consolidation of Variable Interest Entities.

FASB Statement 150 requires that financial instruments, including common stock, that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. FASB Statement 150 is required to be adopted in the second quarter of fiscal 2004 by the Company. As described in Note 11, upon the death of either of the Company's shareholders, the Company is required to purchase the stock of such shareholder. Under the current capital structure, upon adoption of FASB Statement 150, the Company's stockholders' equity would be reclassed within the liability section of the balance sheet as "shares subject to mandatory redemption."

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

For transactions in place on January 31, 2003, FASB Interpretation 46 is required to be adopted by the Company no later than the end of fiscal 2004. For transactions entered into after January 31, 2003, FASB Interpretation 46 must be applied immediately. The Company is in the process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that its existing lease with a related party for the McAllen facility (see Note
8) and its 49% equity interest in as well as a subordinated note from DBM Technologies, LLC (see Note 12) are within the scope of FASB Interpretation 46. As currently structured, such entities likely require consolidation by the Company upon adoption of FASB Interpretation 46. As of September 28, 2003, DBM Technologies, LLC has third party assets and liabilities of approximately $26.1 million and $28.0 million, respectively. As of September 28, 2003, the Company's non-cancellable lease payments for the McAllen facility approximate $2.1 million.

For transactions subsequent to January 31, 2003 the effects of FASB Interpretation 46 are immaterial.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 28, 2003 COMPARED TO YEAR ENDED SEPTEMBER 29, 2002

NET SALES: Net sales for fiscal year 2003 were $425.0 million, an increase of $34.1 million, or 8.7%, from net sales of $390.9 million in fiscal year 2002. The increase in net sales is primarily due to the launch of new products from the Company's facility in Romulus, Michigan in March and August of 2002, offset by lower sales at other facilities due to reduced customer requirements in fiscal year 2003. The Romulus facility reported $89.8 million in net sales for fiscal year 2003 compared to $31.9 million for fiscal year 2002.

GROSS MARGIN: Gross margin was $70.7 million, or 16.6% of net sales, for fiscal year 2003 compared to $57.0 million, or 14.6% of net sales, for fiscal year 2002. Gross margin improvement is the result of added sales at Romulus covering the facility's fixed costs. This has been offset slightly by weaker results at certain other facilities, as reduced sales (compared to the same period in the previous year) have resulted in greater unabsorbed fixed costs at those certain facilities.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES: SG&A expenses for fiscal year 2003 were $42.0 million, or 9.8% of net sales, compared to $37.1 million, or 9.5% of net sales, for fiscal year 2002. These expenses have remained virtually unchanged as a percentage of sales due to continued vigilance related to hiring and discretionary spending.

INTEREST EXPENSE: Interest expense was $14.7 million for fiscal year 2003, compared to $15.8 million for fiscal year 2002. The decrease relates to reduction of principal through debt repayments and a decrease in variable interest rates.

EQUITY IN INCOME/LOSSES OF AFFILIATES: Equity in income of affiliates was $0.3 million for fiscal year 2003, compared to $1.3 million for fiscal year 2002. On July 31, 2003, an equity investee of the Company, Sunningdale Precision Industries Pte. Ltd ("Sunningdale"), completed an initial public offering on the Singapore Securities Exchange. Additional shares issued as part of the public offering caused LDM's equity holdings to be diluted from ownership of 22% to 16% of Sunningdale. LDM has no intention of increasing its equity position in Sunningdale above that currently held. As a result of these changes, LDM does not exercise significant influence over Sunningdale's operating and financial policies. Accordingly, commencing July 31, 2003, the investment in Sunningdale is treated as an available for sale security, with unrealized gains or losses in market value recorded as a component of other comprehensive income in LDM's stockholders' equity. As of September 28, 2003, the unrealized pretax gain on the available for sale security was $5.8 million.

INTERNATIONAL CURRENCY EXCHANGE GAINS/LOSSES: Currency exchange gains were $0.7 million for fiscal year 2003, compared to currency exchange losses of $0.5 million for fiscal year 2002. This fluctuation is primarily attributable to the impact of changes in the United States dollar : Canadian dollar exchange rate applied to Canadian dollar denominated accounts receivable, accounts payable and property, plant and equipment. As indicated in Note 1 of the financial statements, the functional currency of LDM Canada is the United States dollar.

LOSS ON DISPOSAL OF PROPERTY, PLANT AND EQUIPMENT: Fiscal year 2003 includes $817 thousand for expense related to the disposal of certain property, plant and equipment. This includes approximately $600 thousand of special purpose equipment written off due to the elimination of certain parts by a customer and approximately $200 thousand of unutilized general purpose equipment disposed of to reduce warehousing costs.

OTHER: Other loss was $0.8 million for fiscal year 2003, compared to a loss of $1.4 million for fiscal year 2002. The loss, in both fiscal years, was due primarily to the change in fair value of the Company's interest rate swap arrangement. In 2002, partially offsetting the loss is the gain associated with the Company repurchasing and retiring $3.6 million face value of its 10 3/4% Senior Subordinated Notes, due 2007, for $2.8 million plus accrued interest.

INCOME TAXES: The provision for income taxes for fiscal year 2003 was $5.4 million with an effective tax rate of 40.9% as compared to $1.7 million with an effective tax rate of 48.1% for fiscal year 2002. The effective tax rates differ from statutory rates as a result of certain non-deductible expenses. Also in 2002, the Company's effective tax rate was impacted by two items that netted to an insignificant amount. Both items related to the U.S. tax treatment of certain foreign generated tax attributes.

YEAR ENDED SEPTEMBER 29, 2002 COMPARED TO YEAR ENDED SEPTEMBER 30, 2001

NET SALES: Net sales for fiscal year 2002 were $390.9 million, an increase of $0.7 million, or 0.1%, from $390.2 million in fiscal year 2001. The unchanged net sales resulted from the sale of LDM Germany, effective September 30, 2001 and the exit of certain unprofitable product lines in LDM Canada, offset by the purchase of the McAllen, Texas facility, launch of new business from the Company's facility in Romulus, Michigan and increased volumes on programs serviced by LDM's domestic operations.

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

EQUITY IN INCOME/LOSSES OF AFFILIATES: Equity in income of affiliates was $1.3 million for fiscal year 2002, compared to a loss of $0.1 million for fiscal year 2001. In 2001, the Company wrote off all remaining investments in the DBM Technologies, LLC joint venture through equity losses as discussed in Note 2 of the consolidated financial statements.

GAIN ON SALE OF LDM GERMANY: As previously discussed, on September 30, 2001, the Company sold its ownership shares in LDM Germany for a minimal amount. As a result, the Company recognized a gain of $553,000 on the sale in fiscal year 2001.

INTERNATIONAL CURRENCY EXCHANGE GAINS/LOSSES: Currency exchange losses were $0.5 million for fiscal year 2002, compared to currency exchange gains of $0.4 million for fiscal year 2001. This fluctuation is primarily attributable to the impact of changes in the United States dollar : Canadian dollar exchange rate applied to certain Canadian dollar denominated accounts receivable, accounts payable and property, plant and equipment. As indicated in Note 1 of the financial statements, the functional currency of LDM Canada is the United States dollar.

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

INVESTMENTS AND DIVESTITURES

DILUTION OF INTEREST IN EQUITY INVESTEE: As previously discussed, Sunningdale completed an initial public offering on the Singapore Securities Exchange. Additional shares issued as part of the offering caused the Company's equity holdings to be diluted from ownership of 22% to 16%.

PURCHASE OF OPERATING ASSETS IN MCALLEN, TEXAS: On February 11, 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas, for approximately $3.8 million. Assets purchased included accounts receivable of approximately $1.9 million, inventory of approximately $1.0 million and machinery and equipment of approximately $900 thousand. The acquisition was funded through available borrowings on the Company's line of credit. Net sales related to the McAllen facility were $9.0 million and $7.9 million for fiscal 2003 and 2002, respectively.

SALE OF LDM GERMANY: On September 30, 2001, the Company sold its German subsidiary. Proceeds from the sale were immaterial. As a result of the sale, the Company recognized a gain of $553,000. Net sales and net loss for fiscal year 2001 of LDM Germany were $19.7 million and $2.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability, will be sufficient to meet its planned debt service, capital requirements and internal growth opportunities. As of September 28, 2003 the Company had $138.5 million of long-term debt outstanding and $31.4 million of borrowing availability under its revolving credit facility.

Cash proceeds from the sale of property, plant and equipment included approximately $180 thousand related to the sale of special purpose and general purpose machinery and equipment and approximately $600 thousand related to the Company's sale of its owned facility in St. Clair Michigan. Proceeds from the sale of the St. Clair facility approximated its net book value.

In August 2003, the Company received approximately $580 thousand from the sale of 3.3 million shares of Sunningdale. The gain associated with the sale was $113 thousand, which has been included as a component of other expense. The Company may not sell any of its remaining 49.8 million shares of Sunningdale until at least January 2004.

Cash provided by operating activities in fiscal year 2003 was $27.4 million compared to $16.4 million of cash provided by operating activities in fiscal year 2002. The increase in cash provided by operating activities resulted primarily from higher 2003 net earnings and the timing of a customer payment related to the Company's fiscal 2002 year end. Approximately $15 million in customer receivable payments were received in fiscal year 2003, within two days after the Company ended its 2002 fiscal year.

Capital expenditures for fiscal year 2003 were $8.3 million compared to $6.7 million for fiscal year 2002. Fiscal 2003 capital expenditures include machinery and equipment purchased to support the launch of new product and maintenance capital expenditures throughout the remainder of the organization.

The Company believes its capital expenditures will be approximately $12 million in the fiscal year ended September 2004. However, the Company's capital expenditures may be greater or less than currently anticipated as the result of new business opportunities or prevailing economic conditions.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at September 28, 2003:

                                                         PAYMENTS DUE BY PERIOD (000'S)
                                                         ------------------------------
                                                      LESS THAN 1
     CONTRACTUAL OBLIGATIONS                TOTAL        YEAR       1-3 YEARS   4 - 5 YEARS     AFTER 5 YEARS
     -----------------------                -----        ----       ---------   -----------     -------------
Long Term Debt                            $ 138,521    $  10,325    $  15,466    $ 107,765        $   4,965
Lines of Credit                              11,194                    11,194
Operating Leases                             47,746       14,366       23,164        9,585              631
                                          ---------    ---------    ---------    ---------        ---------
Total Contractual Cash Obligations        $ 197,461    $  24,691    $  49,824    $ 117,350        $   5,596
                                          =========    =========    =========    =========        =========

                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
                                          --------------------------------------------------
     OTHER COMMERCIAL                   TOTAL AMOUNTS   LESS THAN 1
       COMMITMENTS                        COMMITTED        YEAR       1 - 3 YEARS   OVER 5 YEARS
       -----------                        ---------        ----       -----------   ------------
Unused Lines of Credit                    $  36,534                    $  36,534
Standby Letters of Credit                    15,272                       15,272
                                          ---------                    ---------
Total Commercial Commitments              $  51,806                    $  51,806
                                          =========                    =========

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

MARKET RISK

COMMODITY RISK

See discussion in Item 1 "Raw Materials."

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

As of September 28, 2003, the Company's net assets subject to foreign currency translation risk is $3.6 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $357 thousand.

As of September 29, 2002, the Company's net assets subject to foreign currency translation risk was $1.5 million. The potential loss from a hypothetical 10% adverse change in quoted foreign currency exchange rates would have been approximately $150 thousand.

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

Also in June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a new interest rate collar through the bank counterparty. The new collar is based on a notional amount of $50 million. Under the new collar, through January 2004, if three-month LIBOR falls below 3.5% the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a fixed rate of 5.45%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. The new interest rate collar is not cancellable until 2007.

As of September 28, 2003, the Company has recorded $4.2 million related to revaluing this instrument on a mark-to-market basis. As of September 29, 2002, the Company recorded $3.1 million related to revaluing this instrument on a mark-to-market basis. The liability is classified within accrued liabilities on the balance sheet.

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

QUALITATIVE AND QUANTITATIVE ANALYSIS

The Company's variable interest expense is sensitive to changes in the general level of U.S. interest rates. Some of the Company's interest expense is fixed through long-term borrowings to mitigate the impact of such potential exposure (dollars in thousands).

                            AS OF SEPTEMBER 28, 2003

                                   2004         2005      2006      2007        2008     Thereafter      Total        FMV
                                   ----         ----      ----      ----        ----     ----------      -----        ---
Fixed rate (maturity)                    -            -       -   $106,400*                           $   106,400   $106,400
Fixed rate % (average)                                               10.75%                                 10.75%
Variable rate (maturity)        $   10,325   $   26,045   $ 615   $    660        705     $  4,965    $    43,315   $ 43,315
Variable rate % (future rates)        3.45%        3.45%   3.45%      3.45%      3.45%        3.45%          3.45%

                            AS OF SEPTEMBER 29, 2002

                                   2003         2004         2005        2006       2007     Thereafter      Total         FMV
                                   ----         ----         ----        ----       ----     ----------      -----         ---
Fixed rate (maturity)                    -            -            -          -   $106,400*               $   106,400   $ 84,000
Fixed rate % (average)                                                               10.75%                     10.75%
Variable rate (maturity)        $   11,305   $    8,324   $   37,297   $    615        660    $  5,670    $    63,871   $ 63,871
Variable rate % (future rates)        4.27%        4.27%        4.27%      4.27%      4.27%       4.27%          4.27%

*$50 million of such borrowings have been essentially converted to variable interest rates through the derivative instruments previously discussed.

Item 8. Financial Statements and Supplementary Data

    The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not Applicable

Item 9a. Controls and Procedures

As of September 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in reports it files or submits under the Securities Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The names and ages of all executive officers and directors of the Company as of September 28, 2003 are as follows:

                                                                                        HAS SERVED
                                                                                        IN POSITION
          NAME                      AGE                    POSITION                        SINCE
-------------------------           ---                    --------                        -----
Joe Balous...............            78      Co-Chairman of the Board                       1985
Richard J. Nash*.........            59      Co-Chairman of the Board                       1985
Alan C. Johnson*.........            55      President and Chief Executive Officer          2001
Gary E. Borushko.........            58      Chief Financial Officer                        1987

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

*

    - On November 27, 2001, Richard Nash resigned as Chief Executive Officer and simultaneously became co-Chairman with Joe Balous. Mssrs. Nash and Balous continue to take an active role in the operation of the Company.

    - On November 27, 2001, the Company's Board of Directors elected Alan Johnson as its President and Chief Executive Officer. Mr. Johnson has a wealth of experience in the automotive industry. In 2000 and 2001 he served as Executive Vice President-Americas and Asia at Federal-Mogul Corporation and prior thereto in 1999 and 2000 served as President and Chief Operating Officer of Exide Corporation.

Item 11. Executive Compensation

    The following table sets forth the compensation paid to each of the Company's five highest paid executive officers and significant employees for fiscal year 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                OTHER ANNUAL            ALL OTHER
               NAME                         YEAR      SALARY         BONUS      COMPENSATION          COMPENSATION
---------------------------------           ----    -----------   -----------   ------------          ------------
Richard J. Nash                             2003    $ 2,378,222   $   500,000   $     25,006(1)(4)              --
Co-Chairman                                 2002    $ 1,250,000            --   $     49,898(4)                 --
                                            2001    $ 1,779,166   $   250,000   $     30,645(4)       $      3,200(1)

Joe Balous                                  2003    $ 1,550,000   $   500,000   $     58,764(4)                 --
Co-Chairman                                 2002    $ 1,050,000            --   $     28,872(4)                 --
                                            2001             --            --   $  1,588,251(2)                 --

Alan C. Johnson                             2003    $   460,800            --   $      8,980(1)(4)              --
President and Chief Executive Officer       2002    $   391,648            --             --                    --
                                            2001             --            --             --                    --

Gary E. Borushko                            2003    $   204,554   $   200,000   $     10,000(4)                 --
Chief Financial Officer                     2002    $   258,110            --   $     20,000(4)                 --
                                            2001    $   260,427   $   220,000   $     25,000(4)                 --

Vincent P. Buscemi                          2003    $   190,700   $    36,000   $     72,690(3)(4)              --
Group Vice President - Sales                2002    $   190,635            --   $     96,574(3)(4)              --
                                            2001    $   187,500   $   100,000   $    107,306(3)(4)              --

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

        The Company does not pay director fees to its two directors. The Company does not have a Compensation Committee, and Messrs. Nash and Balous participate in all deliberations concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    All of the outstanding capital stock of the Company is owned beneficially and equally by Messrs. Richard J. Nash and Joe Balous.

    No securities are authorized for issuance under equity compensation plans.

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

    During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by LDM's two shareholders. The leased facility is 73,000 square feet and annual rentals approximate $300 thousand. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2003, the Company paid rentals for the McAllen manufacturing facility of approximately $300 thousand.

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

Item 14. Principal Accountant's Fees and Services.

Audit Fees: Fees for audit services totaled approximately $230,000 in 2003 and approximately $233,000 in 2002, including fees associated with the annual audit and the reviews of the Company's quarterly reports on Form 10-Q.

Audit-Related Fees: Fees for audit-related service totaled approximately $75,000 in 2003 and approximately $135,000 in 2002. Audit related services principally include due diligence in connection with proposed or consummated transactions and accounting consultations.

Tax Fees: Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $182,000 in 2003 and $154,000 in 2002.

Other Fees: There were no other fees for all other services not included above.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as a part of this report:

    1.   Report of independent auditors

         Financial Statements

         The following consolidated financial statements of LDM Technologies, Inc. and subsidiaries are filed herewith:

         Consolidated Balance Sheets at September 28, 2003 and September 29,
         2002.

         Consolidated Statements of Operations for each of the years in the three-year period ended September 28, 2003.

         Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 28, 2003.

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 28, 2003.

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

    13 Sale and Transfer Agreement of LDM Technologies GmbH by and between the Company, as Seller, and Robert Horvath, as Buyer, effective as of September 30, 2001****

    14        Code of Ethics

    15        Terms of Employment for Alan C. Johnson as President and Chief
              Executive Officer of the Company, dated as of November 27, 2001****

    21        Subsidiaries and Affiliates of the Company

  31.1        Certification of the Chief Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

  31.2        Certification of the Chief Financial Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated August 15, 2003, as to an initial public stock offering of the Company's equity investee, Sunningdale Precision Industries Pte. Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December, 2003.

                              LDM TECHNOLOGIES, INC.

                              By:      /s/ Alan C. Johnson
                                       -------------------------
                                       Alan C. Johnson
                                       (Chief Executive Officer)

                              By:      /s/ Gary E. Borushko
                                       -------------------------
                                       Gary E. Borushko
                                       (Chief Financial Officer)

                              By:      /s/ Bradley N. Frederick
                                       -------------------------
                                       Bradley N. Frederick
                                       (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 1997.

Signature                              Title
---------                              -----

/s/ Joe Balous                         Director
------------------------
Joe Balous

/s/ Richard J. Nash                    Director
------------------------
Richard J. Nash

Report of Independent Auditors

Board of Directors of LDM Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LDM Technologies, Inc. as of September 28, 2003 and September 29, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LDM Technologies, Inc. at September 28, 2003 and September 29, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Troy, Michigan                                        /s/ ERNST & YOUNG LLP
November 7, 2003

                             LDM Technologies, Inc.

                           Consolidated Balance Sheets

                 (in thousands, except share and per share data)

                                                            SEPTEMBER 28,     SEPTEMBER 29,
                                                                2003              2002
                                                            -------------     -------------
ASSETS
Current assets:
 Cash                                                       $         578     $         932
 Accounts receivable                                               71,580            77,151
 Inventories                                                       17,116            15,966
 Available for sale securities                                     12,900
 Mold costs                                                         3,679             5,138
 Prepaid expenses                                                   2,417             2,101
 Income taxes refundable                                            1,006
 Deferred income taxes                                              1,916             3,433
                                                            -------------     -------------
Total current assets                                              111,192           104,721

Net property, plant and equipment                                  78,039            91,497
Equity investments in affiliate                                                       7,300
Goodwill                                                           50,152            50,152
Debt issue costs, net of accumulated amortization of
  $7,251 in 2003 and $6,072 in 2002                                 2,533             3,389
Other                                                                 305               428
                                                            -------------     -------------
Total assets                                                $     242,221     $     257,487
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                           $      46,857     $      54,714
 Accrued liabilities                                               12,624            11,217
 Accrued compensation                                               6,761             5,542
 Accrued mold costs                                                 5,963             8,644
 Income taxes payable                                                                    78
 Current maturities of long-term debt                              10,325            11,305
                                                            -------------     -------------
Total current liabilities                                          82,530            91,500

Lines of credit and revolving debt                                 11,194            20,079
Long-term debt due after one year                                 128,196           138,887
Deferred income taxes                                               4,482             2,424

Stockholders' equity:
 Common stock ($.10 par value; 100,000 shares
  authorized, 600 shares issued and outstanding)
 Additional paid-in capital                                            94                94
 Retained earnings                                                 12,315             4,503
 Accumulated other comprehensive income                             3,410
                                                            -------------     -------------
Total stockholders' equity                                         15,819             4,597
                                                            -------------     -------------
Total liabilities and stockholders' equity                  $     242,221     $     257,487
                                                            =============     =============

See accompanying notes.

                                       F2

                             LDM Technologies, Inc.

                      Consolidated Statements of Operations

                                 (in thousands)

                                                                        YEARS ENDED
                                                       ----------------------------------------------
                                                         SEPTEMBER        SEPTEMBER      SEPTEMBER 30,
                                                         28, 2003         29, 2002           2001
                                                       ----------------------------------------------
Net sales                                              $    425,016     $    390,926     $    390,239

Cost of sales                                               354,346          333,916          341,841
                                                       ----------------------------------------------
Gross margin                                                 70,670           57,010           48,398
Selling, general and administrative
     expenses                                                42,011           37,137           46,255
Loss on sale of property, plant and equipment                   817                1               73
Interest                                                     14,748           15,810           17,642
Equity in losses (income) of affiliates, net                   (300)          (1,250)             104
Gain on sale of LDM Germany                                                                      (553)
International currency exchange (gains) losses                 (666)             476             (368)
Other, net                                                      841            1,367            1,561
                                                       ----------------------------------------------
                                                             57,451           53,541           64,714
                                                       ----------------------------------------------
Income (loss) before income taxes                            13,219            3,469          (16,316)
Provision (credit) for income taxes                           5,407            1,668           (6,906)
                                                       ----------------------------------------------
Net income (loss)                                      $      7,812     $      1,801     $     (9,410)
                                                       ==============================================

                                             Effect of Adopting Financial Accounting Standard No. 142
                                                                   Years Ended
                                             ---------------------------------------------------------
                                             September 28,         September 29,         September 30,
                                                 2003                  2002                  2001
                                             ---------------------------------------------------------
Reported net income (loss)                   $       7,812         $       1,801         $      (9,410)

Add back:  Goodwill amortization, net of
   income taxes                                                                                  3,036

                                             ---------------------------------------------------------
Adjusted net income (loss)                   $       7,812         $       1,801         $      (6,374)
                                             =========================================================

See accompanying notes.

                                       F3

                             LDM Technologies, Inc.

                 Consolidated Statements of Stockholders' Equity

              (in thousands except common shares and common stock)

                                                                                                  ACCUMULATED
                                                                    ADDITIONAL                      OTHER
                                           COMMON      COMMON         PAID-IN        RETAINED    COMPREHENSIVE
                                           SHARES       STOCK         CAPITAL        EARNINGS     INCOME (LOSS)     TOTAL
                                           ------       -----         -------        --------     -------------     -----
                                                     (IN DOLLARS)
Balance at September 24, 2000                 600    $        60    $        94    $    12,112    $     1,734    $    13,940
Comprehensive Loss:
    Net loss for fiscal 2001                                                            (9,410)                       (9,410)
    Currency translation adjustment                                                                      (591)          (591)
    Sale of LDM Germany                                                                                (1,143)        (1,143)
                                                                                                                 -----------
    Comprehensive loss                                                                                               (11,144)
                                           ---------------------------------------------------------------------------------
Balance at September 30, 2001                 600             60             94          2,702              -          2,796
Comprehensive Income:
    Net income for fiscal 2002                                                           1,801                         1,801
                                           ---------------------------------------------------------------------------------
Balance at September 29, 2002                 600             60             94          4,503              -          4,597
Comprehensive Income:
    Net income for fiscal 2003                                                           7,812                         7,812
    Change in value of available for
        sale securities                                                                                 3,410          3,410
                                                                                                                 -----------
    Comprehensive income                                                                                              11,222
                                           ---------------------------------------------------------------------------------
Balance at September 28, 2003                 600    $        60    $        94    $    12,315    $     3,410    $    15,819
                                           =================================================================================

                                       F4

                             LDM Technologies, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                                YEARS ENDED
                                                                              -----------------------------------------------
                                                                              SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 30,
                                                                                  2003             2002             2001
                                                                              -----------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                             $      7,812     $      1,801     $      (9,410)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                                   21,436           20,832            24,589
    International currency exchange (gains) losses                                    (666)             476              (368)
    Equity in (income) losses of affiliates, net                                      (300)          (1,250)              104
    Gain on sale of available for sale securities                                     (113)
    Gain on early repayment of notes                                                                   (756)
    Gain on sale of LDM Germany                                                                                          (553)
    Loss on sale of property and equipment                                             817                1                73
    Deferred income taxes                                                            1,215            3,318            (5,726)
    Changes in assets and liabilities
        Accounts and notes receivable                                                5,570          (28,808)           23,749
        Inventory and mold costs                                                       309           15,165            (5,699)
        Prepaid expenses                                                              (313)           1,318              (171)
        Accounts payable, accrued liabilities and other                             (7,245)           2,564               620
        Income taxes refundable/payable                                             (1,084)           1,761              (612)
                                                                              -----------------------------------------------
Net cash provided by operating activities                                           27,438           16,422            26,596

INVESTING ACTIVITIES
Additions to property, plant and equipment                                          (8,291)          (6,702)          (20,512)
Deposits for assets to be leased                                                                                        4,791
Proceeds from sale of available for sale securities                                    583
Proceeds from disposal of property and equipment                                       795               26               475
                                                                              -----------------------------------------------
Net cash used for investing activities                                              (6,913)          (6,676)          (15,246)

FINANCING ACTIVITIES
Proceeds from issuance/modification of long-term debt (net of issue/
 modification costs of  $323 in 2003, $198 in 2002, and $987 in 2001)                 (323)            (198)            9,013
Payments on notes payable and long-term debt                                       (11,671)         (12,834)           (6,221)
Net proceeds  (repayments) from borrowings on lines of credit                       (8,885)           1,898           (16,462)
                                                                              -----------------------------------------------
Net cash used in  financing activities                                             (20,879)         (11,134)          (13,670)
                                                                              -----------------------------------------------
Net decrease in cash                                                                  (354)          (1,388)           (2,320)
Cash at beginning of period                                                            932            2,320             4,640
                                                                              -----------------------------------------------
Cash at end of period                                                         $        578     $        932     $       2,320
                                                                              ===============================================

See accompanying notes.

                                       F5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of LDM Technologies, Inc. (the "Company") and its subsidiaries, LDM Holdings Canada, Inc., LDM Technologies Company ("LDM Canada"), LDM Technologies, GmbH ("LDM Germany"), LDM Holdings Mexico, Inc. and LDM Technologies, S.de R.L. ("LDM Mexico"). All subsidiaries are wholly owned with the exception LDM Mexico (99% owned). As of September 24, 2000, the Company, LDM Canada and LDM Germany were the only subsidiaries which were still in operation. As of September 30, 2001, the Company sold its shares in LDM Germany. As a result, for the year ended September 30, 2001, LDM Germany is consolidated in the Statements of Operations and Cash flows. For the years ended September 29, 2002 and September 28, 2003, the only remaining operating consolidated entities are LDM Technologies, Inc. and LDM Canada.

The Company also has less than 50% ownership interests in DBM Technologies, LLC ("DBM") and Sunningdale Precision Industries Pte. Ltd ("Sunningdale"). See Note 12 to the financial statements for additional information on these investments.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company operates with a 52/53 week fiscal year ending on the last Sunday in September. The fiscal years ended September 28, 2003 and September 29, 2002 included 52 weeks. The fiscal year ended September 30, 2001 included 53 weeks.

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

                                       F6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

GOODWILL

Goodwill totaled $50.2 million at September 28, 2003 and September 29, 2002 and represented approximately 20.7% and 19.5% of total assets, respectively. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Application of the non-amortization provision of Statement No. 142 resulted in an increase of $4.6 million to pretax income for the years ended September 29, 2002 and September 28, 2003. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

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

FOREIGN CURRENCY TRANSLATION

As a result of a U.S. dollar based financing and the volume of U.S. dollar denominated sales and operating costs, the Company has determined that the functional currency of LDM Canada continues to be the U.S. dollar. Accordingly, exchange differences arising on translation have been included in operations. Through 2001, the then existing accumulated other comprehensive income consisted of translation adjustments for LDM Germany (for which the local currency was the functional currency).

RESEARCH AND DEVELOPMENT COSTS

The Company and its subsidiaries expense research and development costs as incurred. Such amounts were $68, $79 and $1,319 for 2003, 2002 and 2001, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a roll-forward of the Company's allowance for doubtful accounts:

                                                    2003             2002             2001
                                                    ----             ----             ----
Beginning allowance for doubtful accounts       $        534     $        574     $      1,210
Uncollectible accounts written off                       (15)             (40)            (636)
                                                ----------------------------------------------
Ending allowance for doubtful accounts          $        519     $        534     $        574
                                                ==============================================

The Company estimates its allowance for doubtful accounts based on specific identification of aged receivables and a general reserve based on receivables aged past their due date. In addition, this estimated allowance is based on management's evaluation of customer productivity reimbursement programs and historical experience.

Accounts are written off when all possible efforts for collection have been exhausted without success.

                                       F7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Inventories at September 28, 2003 and September 29, 2002 consist of the following:

                                                                2003              2002
                                                            -------------     -------------
Raw materials and supplies                                  $       8,158     $       8,424
Work-in-process                                                     1,513             1,664
Finished goods                                                      7,445             5,878
                                                            -------------------------------
Total                                                       $      17,116     $      15,966
                                                            ===============================

PREPRODUCTION COSTS

Preproduction design and development costs are expensed as incurred except in circumstances when contractual reimbursement arrangements exist. All amounts at September 28, 2003 and September 29, 2002 included in the balance sheet caption "Mold costs" are customer owned pursuant to agreements that provide for contractual reimbursement.

REVENUE RECOGNITION

The Company and its consolidated subsidiaries recognize revenue when legal title transfers to the customer, generally when goods are shipped to the customer.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included as a component of cost of sales.

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

Short and long-term debt: The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The Company's Senior Subordinated Notes carry fixed interest rates. Salomon Smith Barney, Inc. currently makes a market for the Notes. As of September 28, 2003, the average of the bid and asking price was 100 resulting in fair value approximating the stated value of $106.4 million. The remainder of the Company's long-term debt carries variable interest rates and, accordingly, the carrying amount approximates fair value.

                                       F8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

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

Also in June 2001 the Company replaced the interest rate collar agreement entered into in November 2000 with a new interest rate collar through the bank counterparty. The new collar is based on a notional amount of $50 million. Under the new collar, through January 2004, if three-month LIBOR falls below 3.5% the Company pays to the bank counterparty based on a fixed interest rate of 10.5%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. From January 2004 through January 2007, if three-month LIBOR falls below 4.75% the Company pays to the bank counterparty based on a fixed rate of 5.45%. If three-month LIBOR exceeds 7.1%, the Company receives payment from the bank counterparty based on the difference between effective three-month LIBOR and 7.1%. The new interest rate collar is not cancellable until 2007.

As a result of the above instruments, the Company has essentially converted $50 million of fixed rate borrowings (10.75%) to a variable rate of three-month LIBOR plus 5.3%, subject to a cap of 12.4% and a floor of 8.8%.

The Company paid an up-front premium of $200 and forgave an interest receivable payment related to the May 2000 interest rate swap agreement of approximately $300 due from the bank counterparty to initiate the interest rate swap and collar changes in June 2001 described above.

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), as of September 25, 2000. The effect upon adoption was not material. Under FAS 133, fair values of the swap and the collar are reported on the balance sheet with changes in fair value reported in the statement of operations. Accordingly, the Company has reflected the fair value of these derivatives as a liability of $4,164 at September 28, 2003 which is included as a component of accrued liabilities. The change in fair value for the year ended September 28, 2003, September 29, 2002 and September 30, 2001 resulted in an expense of $994 and $1,641 and $2,045, respectively, which has been included as a component of other income (expense), net.

PENDING ACCOUNTING PRONOUNCEMENTS

During fiscal year 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation 46, Consolidation of Variable Interest Entities.

FASB Statement 150 requires that financial instruments, including common stock, that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. FASB Statement 150 is required to be adopted in the second quarter of fiscal 2004 by the Company. As described in Note 11, upon the death of either of the Company's shareholders, the Company is required to purchase the stock of such shareholder. Under the current capital structure, upon adoption of FASB Statement 150, the Company's stockholders' equity would be reclassed within the liability section of the balance sheet as "shares subject to mandatory redemption."

                                       F9

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

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

For transactions in place on January 31, 2003, FASB Interpretation 46 is required to be adopted by the Company no later than the end of fiscal 2004. For transactions entered into after January 31, 2003, FASB Interpretation 46 must be applied immediately. The Company is in the process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that its existing lease with a related party for the McAllen facility (see Note
8) and its 49% interest in and subordinated note from DBM (Note 12) are within the scope of FASB Interpretation 46. As currently structured, such entities likely require consolidation by the Company upon adoption of FASB Interpretation
46. As of September 28, 2003, DBM has third party assets and liabilities of approximately $26.1 million and $28.0 million, respectively. As of September 28, 2003, the Company's non-cancellable lease payments for the McAllen facility approximate $2.1 million.

For transactions entered into subsequent to January 31, 2003, the effects of FASB Interpretation 46 are immaterial.

2. ACQUISITION AND DIVESTITURE

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

For the purpose of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company meets the aggregation criteria of FAS 131, and therefore has a single operating segment, automotive components.

The following provides a summary of selected financial information by geographic area:

                                           SEPTEMBER 28, 2003
                         -------------------------------------------------------
                         Revenues (a)    Long-Lived Assets     Net income (loss)
                         -------------------------------------------------------
United States            $    390,602    $          69,893     $           8,715
LDM Canada                     34,414                8,146                  (903)
                         -------------------------------------------------------
Consolidated total       $    425,016    $          78,039     $           7,812
                         =======================================================

                                       F10

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

                                           SEPTEMBER 29, 2002
                         -------------------------------------------------------
                         Revenues (a)    Long-Lived Assets     Net income (loss)
                         -------------------------------------------------------
United States            $    358,937    $          81,313     $           3,266
LDM Canada                     31,989               10,184                (1,465)
                         -------------------------------------------------------
Consolidated total       $    390,926    $          91,497     $           1,801
                         =======================================================

                                           SEPTEMBER 30, 2001
                         -------------------------------------------------------
                         Revenues (a)    Long-Lived Assets         Net loss
                         -------------------------------------------------------
United States            $    312,925    $          91,819     $          (2,359)
LDM Canada                     57,590               12,707                (4,779)
LDM Germany                    19,724                                     (2,272)
                         -------------------------------------------------------
Consolidated total       $    390,239    $         104,526     $          (9,410)
                         =======================================================

(a) Revenues are attributed to countries based on point of manufacturing.

During the years ended September 2003, 2002, and 2001, approximately 98% of consolidated sales were to customers in the automotive industry. Following is a summary of the four largest customers measured by consolidated net sales for each fiscal year end:

                                             2003             2002             2001
                                         ----------------------------------------------
Ford Motor Company                       $    114,243     $    136,824     $    128,901
General Motors Corporation                    159,157          117,278          135,504
Visteon                                        44,420           39,093           36,829
DaimlerChrysler                                35,773           22,478           20,841

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                             2003             2002             2001
                                         ----------------------------------------------
Interest paid                            $     13,593     $     14,791     $     17,625
Income taxes paid (refunded)                    5,267           (3,411)            (667)
Interest capitalized                               73              243              737

5. PROPERTY, PLANT AND EQUIPMENT

At September 28, 2003 and September 29, 2002, property, plant and equipment consists of the following:

                                                                2003              2002
                                                            -------------     -------------
Land, buildings and improvements                            $      55,200     $      55,357
Machinery and equipment                                           142,551           142,300
Transportation equipment                                            2,700             2,729
Furniture and fixtures                                              5,968             5,950
Construction in process                                             4,019               273
                                                            -------------     -------------
Total, at cost                                                    210,438           206,609
Less accumulated depreciation                                    (132,399)         (115,112)
                                                            -------------     -------------
Net property, plant and equipment                           $      78,039     $      91,497
                                                            =============     =============

Depreciation expense was $20,137, $19,704, and $18,870 for 2003, 2002 and 2001,
respectively.

                                       F11

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

During fiscal 2003, the Company wrote off approximately $600 of special purpose equipment due to the loss of future sales caused by the elimination of certain parts it produced. The parts elimination was caused by a design change initiated by a customer. Annual sales related to the eliminated product approximated $5 million in fiscal 2002.

Due to recent production cuts announced by its customers and to eliminate future storage costs, the Company also, during fiscal 2003, disposed of certain machinery and equipment stored in offsite facilities. The loss on disposal of this general purpose equipment approximated $200.

The Company received proceeds of approximately $180 related to the disposition of special purpose and general purpose equipment described above.

The Company also received cash proceeds in fiscal 2003 of approximately $600 related to the sale of its owned facility in St. Clair, Michigan. Proceeds from the sale of the St. Clair facility approximated net book value.

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

The Company had borrowings outstanding under the Senior Credit Facility at September 28, 2003 and September 29, 2002 of $11,194 and $20,079, respectively. Additional borrowings available under the Senior Credit Facility were $31,396 and $31,486 at September 28, 2003 and September 29, 2002, respectively. At September 28, 2003, the Senior Credit Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holding Canada, Inc. and LDM Technologies Company).

The weighted average interest rate on all short-term borrowings as of September 28, 2003 and September 29, 2002 was 3.45% and 4.27%, respectively.

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

Interest on the Notes is payable semi-annually at 10 3/4%. The Notes are subject to redemption on or after January 15, 2002, at the option of the Company, in whole or in part, at redemption prices ranging from 105.375% to 100% of the principal amount. At September 28, 2003 the Notes are guaranteed by certain subsidiaries of the Company, namely LDM Holding Canada, Inc. and LDM Canada, but not by LDM Mexico. Supplemental financial information for the guarantor and non-guarantor subsidiaries is disclosed in Note 13.

On August 20, 2002, the Company repurchased and retired $3.6 million face value of the Notes for $2.8 million plus accrued interest. The Company used available borrowings under its Senior Credit Facility for the purchase. The gain on repurchase and retirement has been included in Other income (expense) on the Statements of Operations.

                                       F12

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

The Notes rank subordinate in right of payment to all existing and future Senior Debt.

The Company has a letter of credit that secures its $8,800 Multi-Option Adjustable Rate Notes with an aggregate principal amount of $6,820 at September 28, 2003. The Company also issued a letter of credit on acquisition of Molmec to back Molmec's Variable Rate Demand Limited Obligation Revenue Bonds with an aggregate principal amount of $1,250 at September 28, 2003.

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

At September 28, 2003, the Term Loan Facility is secured by substantially all of the assets of the Company and its guarantors (LDM Holding Canada, Inc. and LDM Canada).

Long-term debt at September 28, 2003 and September 29, 2002 consists of the following:

                                                                2003              2002
                                                                ----              ----
Senior Subordinated Notes due 2007.                         $     106,400     $     106,400

Term Loan Facility, principal payable in monthly
   installments of $649, plus interest at Base or
   LIBOR plus margin (3.75% at September 28,
   2003). Balance repayable January 2005.                          24,051            35,202

   Multi-Option Adjustable Rate Notes, principal
   payable in various annual installments ranging
   from $320 to $780 through April 1, 2015, plus
   interest payable monthly at the higher of the
   30 day commercial paper rate or 90 day commercial
   paper rate (1.22% at September 28, 2003).
   Borrowings are collateralized by letter of credit
   against the Senior Revolving Credit Facility                     6,820             7,180

  Variable Rate Demand Limited Obligation Revenue
  Bonds, principal payable in various annual
  installments through December 1, 2009,
  ranging from $630 to $160, plus variable interest
  (subject to a maximum of 12%), payable
  semi-annually (0.82% at September 28, 2003),
  collaterized by a letter of credit against
  the Senior Revolving Credit Facility                              1,250             1,410
                                                            -------------     -------------
Total                                                             138,521           150,192

Current maturities of long-term debt                              (10,325)          (11,305)
                                                            -------------     -------------
Long-term debt due after one year                           $     128,196     $     138,887
                                                            =============     =============

                                       F13

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

Annual maturities of long-term debt are as follows:

FISCAL YEAR
      2004        $     10,325
      2005              14,851
      2006                 615
      2007             107,060
      2008                 705
Thereafter               4,965
                  ------------
     Total        $    138,521
                  ============

Debt issue costs are amortized over the term of the associated debt.

8. OTHER RELATED PARTY TRANSACTIONS

The Company had a consulting arrangement with a company owned by one of its shareholders in which payments were made for consulting services rendered. Amounts paid for these services are included in selling, general and administrative expenses and were $1,588 for the fiscal year ended September 30, 2001. In fiscal years 2003 and 2002, no payments were made to this consulting company as the shareholder has become an employee of the Company to provide the same services.

During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by LDM's two shareholders. The leased facility is 73,000 square feet and annual rentals approximate $300. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. In fiscal year 2003, the Company paid rentals for the McAllen manufacturing facility of approximately $300. In fiscal year 2002, the Company paid rentals for the McAllen manufacturing facility of approximately $190.

See discussion regarding stock redemption agreement in footnote 11.

9. INCOME TAXES

The Company's provision for income taxes for the years ended September 28, 2003, September 29, 2002, and September 30, 2001 is comprised of the following:

                                           2003             2002             2001
                                       ----------------------------------------------
Domestic:
Federal:
Current                                $      3,778     $     (1,619)    $       (976)
Deferred                                      1,096            3,185           (4,125)
                                       ----------------------------------------------
                                              4,874            1,566           (5,101)
State and local:
Current                                         405              (31)            (305)
Deferred                                        128              133             (485)
                                       ----------------------------------------------
                                                533              102             (790)
Foreign:
Current                                                                           101
Deferred                                                                       (1,116)
                                       ----------------------------------------------
                                                                               (1,015)
                                       ----------------------------------------------
Total income tax provision             $      5,407     $      1,668     $     (6,906)
                                       ==============================================

                                       F14

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. At September 28, 2003 and September 29, 2002 deferred tax assets and liabilities are comprised of the following:

                                                                2003              2002
                                                            -------------------------------
Deferred tax assets:
  Loss carryovers                                           $       1,864     $       1,332
  Alternative minimum tax credits                                   1,234             1,836
  Capital loss carryovers                                                               189
  Goodwill                                                                              924
  Accounts receivable                                                 197               204
  Inventory                                                           778               695
  Other accrued liabilities                                         2,233             1,566
  Employee benefits                                                 1,074               891
                                                            -------------------------------
Total deferred tax assets                                           7,380             7,637
Less valuation allowances                                          (1,863)           (1,476)
                                                            -------------------------------
Total net deferred tax asset                                        5,517             6,161

Deferred tax liabilities:
  Property, plant and equipment                                     4,762             4,538
  Available for sale securities                                     2,360
  Goodwill                                                            761
  Investment in affiliates                                            200               614
                                                            -------------------------------
Total deferred tax liabilities                                      8,083             5,152
                                                            -------------------------------
Net deferred tax asset (liability)                          $      (2,566)    $       1,009
                                                            ===============================

As of September 30, 2001, the valuation allowance for deferred tax assets was $978.

As of September 28, 2003 and September 29, 2002, the classification of net deferred income taxes is summarized as follows:

                                                              SEPTEMBER 28, 2003
                                                  CURRENT         LONG TERM          TOTAL
                                                  -------         ---------          -----
Deferred tax assets                             $      4,296     $      1,221     $      5,517
Deferred tax liabilities                              (2,380)          (5,703)          (8,083)
                                                ----------------------------------------------
Net deferred tax assets (liabilities)           $      1,916     $     (4,482)    $     (2,566)
                                                ==============================================

                                                              SEPTEMBER 29, 2002
                                                  CURRENT         LONG TERM          TOTAL
                                                  -------         ---------          -----
Deferred tax assets                             $      3,433     $      2,728     $      6,161
Deferred tax liabilities                                               (5,152)          (5,152)
                                                ----------------------------------------------
Net deferred tax assets (liabilities)           $      3,433     $     (2,424)    $      1,009
                                                ==============================================

                                       F15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

A reconciliation of the Company's income tax expense at the federal statutory tax rate to the actual income tax expense follows:

                                                                  YEAR ENDED
                                                SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 30,
                                                    2003             2002             2001
                                                -------------    -------------    -------------
Tax at federal statutory rate of 34%            $       4,494    $       1,179    $      (5,560)
State and local taxes, net of
   federal tax effect                                     267               67             (201)
Nondeductible expenses                                    475              531              765
Differences related to sale of LDM
   Germany                                                                                 (859)
Foreign taxes                                            (387)            (498)          (1,649)
Deferred tax valuation allowance                          387              498              634
Loss of foreign tax credits                                                767
Recognition of foreign generated
   pass-through differences                                               (802)
Other, net                                                171              (74)             (36)
                                                -----------------------------------------------
Provision for income taxes                      $       5,407    $       1,668    $      (6,906)
                                                ===============================================

For Canadian income tax purposes, approximately $4,407 of net operating losses are available at September 28, 2003 for carryover against taxable income in future years. These carryovers expire at various dates through 2009. As of September 28, 2003 a valuation allowance of $1,674 was recorded related to the Canadian net deferred tax asset.

For U.S. tax purposes, the alternative minimum tax credits do not expire.

10. RETIREMENT AND PROFIT SHARING PLANS

The Company provides defined contribution retirement plans to substantially all employees of LDM Technologies, Inc. Contributions by the Company, which are different for each individual plan, are based on matching 50% of employees' contributions, up to a maximum range of 3-4 % of earnings or five hundred to one thousand dollars. Costs under the plans amounted to $633 and $368 in 2003 and 2001, respectively. The Company suspended its 50% match of employee contribution in mid-2001 to mitigate the effects of a softening automotive market. Management reinstated the Company match in fiscal year 2003.

11. COMMITMENTS AND CONTINGENCIES

RESTRUCTURING

The Company incurred $1.1 million of expenses associated with employee severance at LDM Canada during fiscal year 2002 that have been included as a component of cost of sales. The employee severance relates to the downsizing of the facility from three shifts to one shift as certain unprofitable product lines were exited. The severence costs accrued relate to approximately 345 employees.

LEASES

The Company leases certain of its facilities, furniture and fixtures, and equipment. Certain of these leases contain renewal or purchase options. Rental expense, including short-term cancelable leases, approximated $13,786, $13,295 and $11,653 for the years ended September 28, 2003, September 29, 2002 and September 30, 2001, respectively. Future commitments under noncancelable operating leases are as follows:

  FISCAL YEAR
  -----------
      2004           $    14,366
      2005                12,430
      2006                10,734
      2007                 5,848
      2008                 3,584
Thereafter                   784
                     -----------
     Total           $    47,746
                     ===========

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

CONTINGENCIES

Environmental Matters and Other Contingencies

There are currently no material environmental issues related to the Company of which management is aware.

The Company is periodically subject to audit examinations by the Internal Revenue Service.

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

12. UNCONSOLIDATED AFFILIATES AND AVAILABLE FOR SALE SECURITIES

Sunningdale is a Singapore based injection molder of which the Company owned 22%. Sunningdale had been accounted for under the equity method. On July 31, 2003, Sunningdale completed an initial public offering on the Singapore Securities Exchange. Additional shares issued as part of the public offering caused LDM's equity holdings to be diluted from ownership of 22% to 16% of Sunningdale. LDM has no intention of increasing its equity position in Sunningdale above that currently held. As a result of these changes, LDM does not exercise significant influence over Sunningdale's operating and financial policies. Accordingly, commencing July 31, 2003, this investment in Sunningdale is treated as an available for sale security, with unrealized gains or losses in market value recorded as a component of other comprehensive income in LDM's stockholders' equity. As of September 28, 2003, the unrealized pretax gain on the available for sale security was $5,770 ($3,410 net of tax).

In August 2003, the Company received approximately $583 from the sale of 3.3 million shares of Sunningdale. The gain associated with this sale was $113, which is included as a component of other expense. The Company may not sell any of its remaining 49.8 million shares of Sunningdale until at least January 2004.

                                       F17

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

DBM Technologies, LLC ("DBM") is a minority owned blowmolding concern formed December 31, 1998, of which the Company owns 49%. As a result of the relatively small amount of equity contributed to DBM by the majority party, the Company retained substantially all of the risks of ownership. The investment is treated as an equity investment for accounting purposes, but the Company recorded 100% of the joint venture losses as equity losses up to its investment and subordinated loan amounts. Such losses recognized by the Company were $1,358 for 2001 which has been reflected in the consolidated financial statements as a component of Equity in losses of affiliates, net. As of September 30, 2001 the Company had written off all investments in and receivables from DBM through equity losses. Equity income was not recorded by the Company in fiscal years 2003 and 2002 due to DBM's continued equity deficit.

The Company also has a subordinated note receivable from DBM aggregating an initial December 1999 principal balance of $5.6 million. The note receivable from DBM bears interest at 9.5% and is payable in equal quarterly installments over five years. As of September 28, 2003, no such amounts have been paid. No interest income is being recognized on this note.

Required summarized financial information on the Company's significant equity method investments, Sunningdale (for 2002 and 2001) and DBM (for 2001), is as follows:

                                                                  2002
                                                               Sunningdale
                                                               -----------
Current assets                                                 $    33,818
Noncurrent assets                                                   15,659
Current liabilities                                                 11,378
Noncurrent liabilities                                               5,153
Minority interest                                                      159

Net sales                                                           38,826
Earnings before interest and taxes                                   8,520
Net income                                                           5,683
Percent of income/loss recognized                                       22%
Amount included in Equity in income/losses of affiliates, net  $     1,250

                                                                           2001
                                                              -------------------------------
                                                               Sunningdale           DBM
                                                              -------------------------------
Current assets                                                $      33,540     $      14,516
Noncurrent assets                                                    15,385             9,358
Current liabilities                                                  15,942            28,294
Noncurrent liabilities                                                5,800             5,622
Minority interest                                                       199

Net sales                                                            43,901            63,426
Earnings (loss) before interest and taxes                             8,695            (2,581)
Net income (loss)                                                     5,701            (4,367)
Percent of income/loss recognized                                        22%               **
Amount included in Equity income/losses of affiliates, net    $       1,254     $      (1,358)

** limited to investments in and receivables from DBM. Equity income in DBM was not recorded by the Company in fiscal years 2003 and 2002 due to DBM's continued equity deficit. See also Note 2.

As of September 29, 2003, the cumulative amount of the equity earnings recognized in operations and included in retained earnings was $6,863 for Sunningdale and ($7,367) for DBM.

No other equity method investment was significant for 2002 or 2003.

                                       F18

13. SUPPLEMENTAL GUARANTOR INFORMATION

The $110 million 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the $8.8 million Multi-Option Adjustable Rate Notes, the $4.4 million Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term and Capital Expenditures Line of Credit are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada and certain holding companies as described in note 7. Effective September 30, 2001 as discussed in Note 2, the Company sold its ownership shares in LDM Germany. Subsequent to September 30, 2001, there are no non-guarantor subsidiaries remaining.

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

                                       F19

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 28, 2003

                                                         LDM                               Consolidating
                                                  Technologies, Inc.      LDM Canada          Entries          Consolidated
                                                  ------------------    --------------     --------------     --------------
ASSETS
Current assets:
  Cash                                            $              112    $          466                        $          578
  Accounts receivable                                         63,690             7,890                                71,580
  Inventories                                                 15,305             1,811                                17,116
  Available for sale securities                               12,900                                                  12,900
  Mold costs                                                   3,653                26                                 3,679
  Prepaid expenses                                             2,312               105                                 2,417
  Income taxes refundable                                      1,006                                                   1,006
  Deferred income taxes                                        1,861                55                                 1,916
                                                  ------------------    --------------     --------------     --------------
Total current assets                                         100,839            10,353                               111,192

Net property, plant and equipment                             69,893             8,146                                78,039
Investment in subsidiaries and affiliates                      1,685                       $       (1,685)
Note receivable affiliates                                    10,377                45            (10,422)
Goodwill                                                      50,152                                                  50,152
Debt issue costs                                               2,533                                                   2,533
Other                                                            305                                                     305
                                                  ------------------    --------------     --------------     --------------
                                                  $          235,784    $       18,544     $      (12,107)    $      242,221
                                                  ==================    ==============     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $           41,011    $        6,200     $         (354)    $       46,857
  Accrued liabilities                                         12,380               244                                12,624
  Accrued compensation                                         6,454               307                                 6,761
  Accrued mold costs                                           5,923                40                                 5,963
  Current maturities of long-term debt                        10,325                                                  10,325
                                                  ------------------    --------------     --------------     --------------
Total current liabilities                                     76,093             6,791               (354)            82,530

Lines of credit and revolving debt                            11,194                                                  11,194
Long-term debt due after one year                            128,196            10,068            (10,068)           128,196
Deferred income taxes                                          4,482                                                   4,482

Stockholders' equity:
  Common stock                                                                   5,850             (5,850)
  Additional paid-in capital                                      94                                                      94
  Retained earnings (accumulated deficit)                     12,315            (4,165)             4,165             12,315
  Accumulated other comprehensive income                       3,410                                                   3,410
                                                  ------------------    --------------     --------------     --------------
Total stockholders' equity                                    15,819             1,685             (1,685)            15,819
                                                  ------------------    --------------     --------------     --------------

Total liabilities and stockholders' equity        $          235,784    $       18,544     $      (12,107)    $      242,221
                                                  ==================    ==============     ==============     ==============


                                       F20

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING BALANCE SHEET AT SEPTEMBER 29, 2002

                                                LDM                              Consolidating
                                         Technologies, Inc.     LDM Canada          Entries        Consolidated
                                         ------------------   --------------    ---------------    ------------
ASSETS

Current assets:
  Cash                                    $           683     $          249                       $       932
  Accounts receivable                              72,343              4,808                            77,151
  Inventories                                      13,742              2,224                            15,966
  Mold costs                                        5,073                 65                             5,138
  Prepaid expenses                                  2,087                 14                             2,101
  Deferred income taxes                             3,386                 47                             3,433
                                          ---------------     --------------    ---------------    -----------
Total current assets                               97,314              7,407                           104,721

Net property, plant and equipment                  81,313             10,184                            91,497
Investment in subsidiaries and                      9,887                       $        (2,587)         7,300
  affiliates
Note receivable affiliates                          9,242                                (9,242)
Goodwill                                           50,152                                               50,152
Debt issue costs                                    3,389                                                3,389
Other                                                 428                                                  428
                                          ---------------     --------------    ---------------    -----------
                                          $       251,725     $       17,591    $       (11,829)   $   257,487
                                          ===============     ==============    ===============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $        49,204     $        5,683    $          (173)   $    54,714
  Accrued liabilities                              11,217                                               11,217
  Accrued compensation                              5,290                252                             5,542
  Accrued mold costs                                8,644                                                8,644
  Income taxes payable                                 78                                                   78
  Current maturities of long-term debt             11,305                                               11,305
                                          ---------------     --------------    ---------------    -----------
Total current liabilities                          85,738              5,935               (173)        91,500

Lines of credit and revolving debt                 20,079                                               20,079
Long-term debt due after one year                 138,887              9,068             (9,068)       138,887
Deferred income taxes                               2,424                                                2,424

Stockholders' equity:
  Common stock                                                         5,850             (5,850)
  Additional paid-in capital                           94                                                   94
  Retained earnings (accumulated
    deficit)                                        4,503             (3,262)             3,262          4,503
                                          ---------------     --------------    ---------------    -----------
Total stockholders' equity                          4,597              2,588             (2,588)         4,597
                                          ---------------     --------------    ---------------    -----------

Total liabilities and stockholders'
   equity                                 $       251,725     $       17,591    $       (11,829)   $   257,487
                                          ===============     ==============    ===============    ===========

                                       F21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 28, 2003

                                        UNCONSOLIDATED
                            -------------------------------------
                                 LDM
                             TECHNOLOGIES,              LDM               CONSOLIDATING
                                  INC.                 CANADA                ENTRIES            CONSOLIDATED
                            --------------        ---------------         -------------         -------------
Net sales                   $      390,602        $        34,414                                  $425,016

Cost of sales                      319,767                 34,579                                   354,346
                            --------------        ---------------            -------               --------

Gross margin                        70,835                   (165)                                   70,670

Selling, general and
  administrative expenses           41,723                    288                                    42,011
Loss on sale of property,
  plant and equipment                  817                                                              817
Interest                            14,616                  1,144            $(1,012)                14,748
Equity in losses (income)
  of subsidiaries and
  affiliates, net                      603                                      (903)                  (300)
International currency
  exchange gains                                             (666)                                     (666)
Other, net                           (143)                    (28)             1,012                    841
                            --------------        ---------------            -------               --------
                                    57,616                    738               (903)                57,451
                            --------------        ---------------            -------               --------
Income (loss) before
  income taxes                      13,219                   (903)               903                 13,219
Provision for income
  taxes                              5,407                                                            5,407
                            --------------        ---------------            -------               --------
Net income (loss)           $        7,812        $          (903)           $   903               $  7,812
                            ==============        ===============            =======               ========

                                       F22

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 29, 2002

                                       UNCONSOLIDATED
                            -------------------------------------
                                 LDM
                             TECHNOLOGIES,             LDM               CONSOLIDATING
                                 INC.                 CANADA                ENTRIES              CONSOLIDATED
                            --------------        ---------------        -------------           ------------
Net sales                   $      358,937        $        31,989                                  $390,926

Cost of sales                      302,289                 31,627                                   333,916
                            --------------        ---------------            -------               --------

Gross margin                        56,648                    362                                    57,010

Selling, general and
  administrative expenses           36,832                    305                                    37,137
Loss on sale of property,
  plant and equipment                    1                                                                1
Interest                            15,699                  1,046            $  (935)                15,810
Equity in losses (income)
  of subsidiaries and
  affiliates, net                      215                                    (1,465)                (1,250)
International currency
  exchange losses                                             476                                       476
Other, net                             432                                       935                  1,367
                            --------------        ---------------            -------               --------
                                    53,179                  1,827             (1,465)                53,541
                            --------------        ---------------            -------               --------
Income (loss) before
  income taxes                       3,469                 (1,465)             1,465                  3,469
Provision for income
  taxes                              1,668                                                            1,668
                            --------------        ---------------            -------               --------
Net income (loss)           $        1,801        $        (1,465)           $ 1,465               $  1,801
                            ==============        ===============            =======               ========

                                       F23

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                    UNCONSOLIDATED
                            ----------------------------
                                 LDM
                             TECHNOLOGIES,        LDM                                    CONSOLIDATING
                                 INC.            CANADA             LDM GERMANY             ENTRIES           CONSOLIDATED
                            --------------     ---------            -----------          -------------        ------------
Net sales                   $      312,925     $  57,590              $19,724                                   $390,239

Cost of sales                      258,414        61,393               22,034                                    341,841
                            --------------     ---------              -------              --------             --------

Gross margin                        54,511        (3,803)              (2,310)                                    48,398

Selling, general and
  administrative expenses           44,957           379                  919                                     46,255
Loss on sale of property,
  plant and equipment                   73                                                                            73
Interest                            17,524         1,177                                   $ (1,059)              17,642
Equity in losses of
  subsidiaries and
  affiliates, net                    6,602                                                   (6,498)                 104
International currency
  exchange (gains) losses                            497                 (865)                                      (368)
Gain on sale of LDM
  Germany                             (553)                                                                         (553)
Other, net                             656           (62)                 (92)                1,059                1,561
                            --------------     ---------              -------              --------             --------
                                    69,259         1,991                  (38)               (6,498)              64,714
                            --------------     ---------              -------              --------             --------
Loss before income
  taxes                            (14,748)       (5,794)              (2,272)                6,498              (16,316)
Credit for income taxes             (5,891)       (1,015)                                                         (6,906)
                            --------------     ---------              -------              --------             --------
Net loss                    $       (8,857)    $  (4,779)             $(2,272)             $  6,498             $ (9,410)
                            ==============     =========              =======              ========             ========

                                       F24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED SEPTEMBER 28, 2003

                                                              UNCONSOLIDATED
                                                  ------------------------------------
                                                        LDM
                                                    TECHNOLOGIES,            LDM           CONSOLIDATING
                                                         INC.               CANADA             ENTRIES          CONSOLIDATED
                                                  --------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                 $            7,812    $         (903)    $          903     $        7,812
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Equity in subsidiaries' losses                              903                                 (903)
     Equity in losses of
       affiliates, net                                          (300)                                                   (300)
     Depreciation and amortization                            18,559             2,877                                21,436
     Currency exchange gain                                                       (666)                                 (666)
     Gain on sale of available for
       sale securities                                          (113)                                                   (113)
     Loss on sale of property,
        plant and equipment                                      817                                                     817
     Deferred income taxes                                     1,223                (8)                                1,215
     Changes in assets and liabilities:
          Accounts and notes
            receivable                                         8,652            (3,082)                                5,570
          Inventory and mold costs                              (143)              452                                   309
          Prepaid expenses                                      (222)              (91)                                 (313)
          Accounts payable and
            accrued liabilities                               (8,587)            1,522               (180)            (7,245)
          Income taxes payable                                (1,084)                                                 (1,084)
                                                  --------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                        27,517               101               (180)            27,438

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                                   (7,452)             (839)                               (8,291)
Proceeds from sale of available for
  sale securities                                                583                                                     583
Proceeds from disposal of property
  and equipment                                                  795                                                     795
Disbursements to affiliates                                   (1,135)                               1,135
Payments from affiliates                                                           955               (955)
                                                  --------------------------------------------------------------------------
Net cash used for investing
  activities                                                  (7,209)              116                180             (6,913)

FINANCING ACTIVITIES
Debt modification costs                                         (323)                                                   (323)
Payments on long-term debt                                   (11,671)                                                (11,671)
Net proceeds from Line of Credit/
  Revolver                                                    (8,885)                                                 (8,885)
                                                  --------------------------------------------------------------------------
Net cash used by financing
  activities                                                 (20,879)                                                (20,879)
                                                  --------------------------------------------------------------------------

Net increase (decrease) in cash                                 (571)              217                                  (354)
Cash at beginning of period                                      683               249                                   932
                                                  --------------------------------------------------------------------------
Cash at end of period                             $              112    $          466     $                  $          578
                                                  ==========================================================================

                                       F25

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED SEPTEMBER 29, 2002

                                                              UNCONSOLIDATED
                                                  ------------------------------------
                                                         LDM
                                                     TECHNOLOGIES,           LDM           CONSOLIDATING
                                                          INC.              CANADA             ENTRIES         CONSOLIDATED
                                                  --------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                 $            1,801    $       (1,465)    $        1,465     $        1,801
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Equity in subsidiaries' losses                            1,465                               (1,465)
     Equity in losses of affiliates, net                      (1,250)                                                 (1,250)
     Depreciation and amortization                            18,608             2,224                                20,832
     Gain on early payment of notes                             (756)                                                   (756)
     Currency exchange loss                                                        476                                   476
     Loss on sale of property,
       plant and equipment                                         1                                                       1
     Deferred income taxes                                     3,318                                                   3,318
     Changes in assets and liabilities:
          Accounts and notes receivable                      (30,917)            2,109                               (28,808)
          Inventory and mold costs                            14,185               980                                15,165
          Prepaid expenses                                     1,277                41                                 1,318
          Accounts payable and accrued
            liabilities                                        7,833            (5,649)               380              2,564
          Income taxes
            refundable/payable                                 1,761                                                   1,761

                                                  --------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                                        17,326            (1,284)               380             16,422

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                                   (7,001)              299                                (6,702)

Proceeds from disposal of property
  and equipment                                                   26                                                      26
Disbursements to affiliates                                                     (1,063)             1,063
Payments from affiliates                                       1,443                               (1,443)
                                                  --------------------------------------------------------------------------
Net cash used for investing activities                        (5,532)             (764)              (380)            (6,676)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                        (198)                                                   (198)
Payments on long-term debt                                   (12,834)                                                (12,834)
Net proceeds from Line of Credit/
  Revolver                                                     1,898                                                   1,898
                                                  --------------------------------------------------------------------------
Net cash used by financing activities                        (11,134)                                                (11,134)
                                                  --------------------------------------------------------------------------

Net increase (decrease) in cash                                  660            (2,048)                               (1,388)
Cash at beginning of period                                       23             2,297                                 2,320
                                                  --------------------------------------------------------------------------
Cash at end of period                             $              683    $          249     $                  $          932
                                                  ==========================================================================

                                       F26

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN 000'S, UNLESS OTHERWISE NOTED)

13. SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2001

                                                               UNCONSOLIDATED
                                               ----------------------------------------------
                                                    LDM
                                                TECHNOLOGIES,        LDM                           CONSOLIDATING
                                                    INC.            CANADA         LDM GERMANY        ENTRIES       CONSOLIDATED
                                               ---------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                 $ (8,857)        $ (4,779)        $ (2,272)        $  6,498         $ (9,410)
Adjustments to reconcile net income
  (loss) to net cash provided by operating
  activities:
     Equity in subsidiaries' losses                  6,498                                             (6,498)
     Equity in losses of affiliates, net               104                                                                 104
     Gain on sale of LDM Germany                      (553)                                                               (553)
     Depreciation and amortization                  21,660            2,106              823                            24,589
     Currency exchange (gain) loss                                      497             (865)                             (368)
     Loss on sale of property and
       equipment                                        73                                                                  73
     Deferred income taxes                          (4,610)          (1,116)                                            (5,726)
     Changes in assets and liabilities:
          Accounts and notes receivable             22,712              507              530                            23,749
          Inventory and mold costs                 (10,409)           6,491           (1,781)                           (5,699)
          Prepaid expenses                            (285)             192              (78)                             (171)
          Accounts payable and
            accrued liabilities                        (16)          (2,365)           2,514              487              620
          Refundable income taxes                     (612)                                                               (612)
                                                  ----------------------------------------------------------------------------
Net cash provided by (used in)
  operating  activities                             25,705            1,533           (1,129)             487           26,596

INVESTING ACTIVITIES
Additions to property, plant and
  equipment                                        (18,107)          (1,457)            (948)                          (20,512)
Deposits for leases to be reimbursed                 4,791                                                               4,791
Proceeds from disposal of property
  and equipment                                        475                                                                 475
Disbursements to affiliates                                            (401)                              401
Payments from affiliates                               800                                88             (888)
                                                  ----------------------------------------------------------------------------
Net cash used for investing activities             (12,041)          (1,858)            (860)            (487)         (15,246)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt             9,013                                                               9,013
Payments on long-term debt                          (6,221)                                                             (6,221)
Net proceeds from Line of Credit/
  Revolver                                         (16,462)                                                            (16,462)
                                                  ----------------------------------------------------------------------------
Net cash used by financing activities              (13,670)                                                            (13,670)
                                                  ----------------------------------------------------------------------------

Net increase (decrease) in cash                         (6)            (325)          (1,989)                           (2,320)
Cash at beginning of period                             29            2,622            1,989                             4,640
                                                  ----------------------------------------------------------------------------
Cash at end of period                             $     23         $  2,297         $                $                $  2,320
                                                  ============================================================================

                                       F27

                                 EXHIBIT INDEX

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

   10.5                  Asset Purchase Agreement between GL Industries, Inc.
                         (an Indiana corporation) and New GLI, Inc. (an Indiana corporation) dated April 15, 1999.***

   11 Amended and Restated Loan and Security Agreement dated as of March 23, 2001 by and between the Company, as Borrower, and Bank of America N.A, as Agent for the Lenders****

   12 Amended and Restated Term Loan and Security Agreement dated as of March 23, 2001 by and between the Company, as Borrower, and Bank of America N.A., as Agent for the Lenders****

   13 Sale and Transfer Agreement of LDM Technologies GmbH by and between the Company, as Seller, and Robert Horvath, as Buyer, effective as of September 30, 2001****

   14                    Code of Ethics

   15 Terms of Employment for Alan C. Johnson as President and Chief Executive Officer of the Company, dated as of November 27, 2001****

   21                    Subsidiaries and Affiliates of the Company

   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1                  Certification of Chief Executive Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2                  Certification of Chief Financial Officer pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated August 15, 2003, as to an initial public stock offering of the Company's equity investee, Sunningdale Precision Industries Pte. Ltd.