Form 10-Q
period 2003-12-21
LDM TECHNOLOGIES INC
filed 2004-01-27
CIK 1031417

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 21, 2003

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


    Number of shares of common stock outstanding as of January 23, 2004: 600

                                 Total pages: 25

                             Listing of exhibits: 20

                             LDM TECHNOLOGIES, INC.

                                      INDEX

                                                                               Page No.
                                                                             ------------
        PART I       FINANCIAL INFORMATION

        ITEM 1       FINANCIAL STATEMENTS (UNAUDITED)

        Condensed Consolidated Balance Sheets, December 21, 2003 and
           September 28, 2003                                                      3

        Condensed Consolidated Statements of Operations, three months
           ended December 21, 2003 and December 22, 2002                           4

        Condensed Consolidated Statements of Cash Flows, three months  ended
           December 21, 2003 and December 22, 2002                                 5

        Notes to Condensed Consolidated Financial Statements                       6

        ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                          15

        ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK                                                         18

        ITEM 4        DISCLOSURE CONTROLS AND PROCEDURES                           18

        PART II       OTHER INFORMATION

        Item 1        Legal Proceedings                                        Not applicable

        Item 2        Changes in Securities                                    Not applicable

        Item 3        Defaults upon Senior Securities                          Not applicable

        Item 4        Submission of Matters to a Vote of Security Holders      Not applicable

        Item 5        Other Information                                            19

                      Signature Page                                               19

        Item 6        Exhibits and Reports on Form 8-K                             20

                      Certifications                                               22

                             LDM TECHNOLOGIES, INC.
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                  DECEMBER 21, 2003     SEPTEMBER 28, 2003
                                                     (UNAUDITED)               (NOTE)
                                                  ------------------    ------------------
ASSETS
Current assets:
   Cash                                              $        281          $        578
   Accounts receivable                                     67,612                71,580
   Raw materials                                            7,794                 8,158
   Work in process                                          1,545                 1,513
   Finished goods                                           7,613                 7,445
   Available for sale securities                           11,800                12,900
   Mold costs                                               3,437                 3,679
   Prepaid expenses                                         2,449                 2,417
   Income taxes refundable                                                        1,006
   Deferred income taxes                                    2,146                 1,916
                                                     ------------          ------------
     Total current assets                                 104,677               111,192

Net property, plant and equipment                          73,766                78,039
Goodwill                                                   50,152                50,152
Debt issue costs, net                                       2,235                 2,533
Other assets                                                  274                   305
                                                     ------------          ------------
     Totals                                          $    231,104          $    242,221
                                                     ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $     41,438          $     46,857
   Accrued liabilities                                      9,436                10,069
   Accrued mold costs                                       4,510                 5,963
   Accrued interest                                         5,148                 2,555
   Accrued compensation                                     4,946                 6,761
   Income taxes payable                                     1,224
   Current maturities of long-term debt                    10,325                10,325
                                                     ------------          ------------
     Total current liabilities                             77,027                82,530

Lines of credit and revolving debt                          5,478                11,194
Long-term debt due after one year                         126,090               128,196
Deferred income taxes                                       4,439                 4,482

STOCKHOLDERS' EQUITY
    Common stock (par value; $.10, issued
     and outstanding 600 shares, authorized
     100,000 shares)
   Additional paid-in capital                                  94                    94
   Retained earnings                                       15,226                12,315
   Accumulated other comprehensive income                   2,750                 3,410
                                                     ------------          ------------
   Total stockholders' equity                              18,070                15,819
                                                     ------------          ------------
     Totals                                          $    231,104          $    242,221
                                                     ============          ============

Note: The balance sheet at September 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Operations
                             (dollars in thousands)


                                                                (Unaudited)
                                                            Three Months Ended
                                                ------------------------------------------
                                                  December 21, 2003     December 22, 2002
                                                ---------------------  -------------------
Net sales                                           $    105,729           $    108,285

Cost of sales                                             86,651                 89,848
                                                    ------------           ------------

Gross margin                                              19,078                 18,437

Selling, general and administrative expenses              10,259                  9,704
                                                    ------------           ------------

Operating profit                                           8,819                  8,733
Interest expense                                          (3,390)                (3,533)
Equity in income of affiliates, net                                                 100
Gain (loss) on disposal of property, plant
   and equipment                                            (226)                     9
International currency exchange losses                      (222)                  (106)
Other income                                                  32                    461
                                                    ------------           ------------

Income before income taxes                                 5,013                  5,664

Provision for income taxes                                 2,102                  2,352
                                                    ------------           ------------
Net income                                          $      2,911           $      3,312
                                                    ============           ============

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.
                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                                                                (Unaudited)
                                                                            Three Months Ended
                                                                  -------------------------------------
                                                                   December 21,           December 22,
                                                                       2003                   2002
                                                                  --------------         --------------
Net cash provided by operating activities                          $      8,366           $     20,025

Cash flows from investing activities
   Additions to property, plant and equipment                            (1,011)                (1,984)
   Proceeds from disposal of property, plant and equipment                  170                     17
                                                                   ------------           ------------
                        Net cash used for investing activities             (841)                (1,967)


Cash flows from financing activities
   Payments on long-term debt                                            (2,106)                (2,107)
   Net repayments on line of credit and revolving debt                   (5,716)               (16,207)
   Costs associated with debt acquisition                                                          (73)
                                                                   ------------           ------------
                        Net cash used for financing activities           (7,822)               (18,387)
                                                                   ------------           ------------

Net cash change                                                            (297)                  (329)
Cash at beginning of period                                                 578                    932
                                                                   ------------           ------------
Cash at end of period                                              $        281           $        603
                                                                   ============           ============

Supplemental information
   Total depreciation and amortization                             $      4,888           $      5,225
                                                                   ============           ============

See notes to condensed consolidated financial statements.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ending December 21, 2003 and December 22, 2002 are not necessarily indicative of the results that may be expected for the year ending September 26, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2003.

The Company closed its quarters ended December 21, 2003 and December 22, 2002 one week early to allow for the Christmas holiday and automotive shutdown. Both quarters contain 12 weeks.

During fiscal year 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement 150, Accounting for Certain instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation 46 (Revised December 2003), Consolidation of Variable Interest Entities.

FASB Statement 150 requires that financial instruments, including common stock, that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. FASB Statement 150 is required to be adopted in the second quarter of fiscal 2004 by the Company. As described in Note 11 to the Company's consolidated financial statements in its Form 10-k for fiscal year ended September 28, 2003, upon the death of either of the Company's shareholders, the Company is required to purchase the stock of such shareholder. Under the current capital structure, upon adoption of FASB Statement 150, the Company's stockholders' equity would be reclassified within the liability section of the balance sheet as "shares subject to mandatory redemption."

FASB Interpretation 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, entities are generally consolidated by enterprise when the enterprise has a significant controlling financial interest through ownership of a majority voting interest in the entity.

For transactions in place prior to January 1, 2004, FASB Interpretation 46 is required to be adopted by the Company no later than the beginning of the first annual period beginning after December 15, 2004 (beginning of the Company's fiscal 2006 year). The Company is in the process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that its existing lease with a related party for the McAllen facility (see Note 8 to the Company's consolidated financial statements in its Form 10-K for its fiscal year ended September 28, 2003) and its 49% equity interest in, as well as a subordinated note from, DBM Technologies, LLC (see Note 12 of the Company's 10-K for fiscal year ended September 28, 2003) are within the scope of FASB Interpretation 46. As currently structured, such entities would likely require consolidation by the Company upon adoption of FASB Interpretation 46. As of December 31, 2003, DBM Technologies, LLC had third party assets and liabilities of approximately $23.4 million and $23.9 million, respectively. As of December 21, 2003, the Company's non-cancellable lease payments for the McAllen facility approximated $2.0 million.

For transactions subsequent to December 31, 2003 the effects of FASB Interpretation 46 apply immediately.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


2. Commitments and Contingencies

There have been no significant changes in commitments and contingencies from the matters described in footnote 11 of the Company's consolidated financial statements as of and for the fiscal year ended September 28, 2003.


3. Derivative Financial Instruments

The Company's fair values of the swap and the collar (see Note 1 to the Company's consolidated financial statements in its Form 10-K for the fiscal year ended September 28, 2003) are reported on the balance sheet with changes in fair value reported in the statement of operations in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has reflected the fair value of these derivatives as a liability of $3.6 million, which is included as a component of accrued liabilities. The change in fair value for the three months ended December 21, 2003, and three months ended December 22, 2002 resulted in income of $74 thousand and $449 thousand, respectively, which has been included as a component of other income (expense), net.


4. Income Taxes

The effective tax rate for the first quarter of 2004 was 41.9% compared to 41.5% for the first quarter 2003. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.


5. Accumulated Comprehensive Income

The Company's investment in Sunningdale Precision Industries Ltd. ("Sunningdale") is treated as an available for sale security, with unrealized gains or losses in market value recorded as other comprehensive income (loss) in LDM's stockholders' equity. As of December 21, 2003, the unrealized pretax gain on the available for sale security was $4,200 ($2,750 net of tax). Other comprehensive loss for the quarter ended December 21, 2003 was $1,100 million ($660 net of tax).


6. Related Party Transactions

During fiscal year 2002, the Company acquired certain assets and the booked business of Security Plastics West, Ltd., located in McAllen, Texas. As part of the transaction the Company is leasing the building and real estate in McAllen from a company majority owned by one of the Company's shareholders. The leased facility is approximately 73,000 square feet in size and annual rentals approximate $300 thousand. The lease has an initial term of 8 years with an option to renew at the end of the initial lease term. For the first quarter in fiscal years 2004 and 2003, the Company paid rentals for the same facility of approximately $75 thousand.

                             LDM TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


The Company and its two shareholders are parties to a binding stock redemption agreement which may be terminated by mutual agreement of the parties. Upon the death of either shareholder, the Company is required to purchase, and the shareholder's estate is required to sell, all of the shareholder's stock at a price equal to $25 million, subject to subsequent adjustment. This amount payable includes the proceeds of the life insurance policies owned by the Company on the shareholder's life. Any shortfall between the insurance proceeds and the amount payable to the shareholder's estate will require funding by the Company, subject to restrictions in the Company's loan agreements.

The Company maintains life insurance policies of $17.0 million on the life of Mr. Nash and $25.0 million on the life of Mr. Balous, the Company's two shareholders. The annual premiums for such policies of insurance are approximately $1.3 million. The Company is prohibited from assigning, pledging or borrowing against these life insurance policies without the consent of the insured shareholder.


7. Event Subsequent to September 28, 2003

On December 18, 2003, the shareholders of the Company entered into a definitive agreement to sell all of their shares of the Company to Plastech Engineered Products, Inc. The consummation of the transaction is subject to regulatory approval and other customary closing conditions. The transaction is anticipated to close in February 2004.

8. Supplemental Guarantor Information

The 10 3/4% Senior Subordinated Notes due 2007, the Senior Credit Facility, the standby letters of credit with respect to the Multi-Option Adjustable Rate Notes, the Variable Rate Demand Limited Obligation Revenue Bonds and the Senior Term Loan, as more fully described in Notes 6 and 7 to the Company's consolidated financial statements in its Form 10-K for fiscal year ended September 28, 2003, are obligations of LDM Technologies, Inc. The obligations are guaranteed fully, unconditionally and jointly and severally by LDM Canada, a wholly owned subsidiary, and certain holding company subsidiaries.

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

                             LDM TECHNOLOGIES, INC.
    Condensed Consolidating Balance Sheet as of December 21, 2003 (Unaudited)
                             (dollars in thousands)




                                                     LDM                                     Consolidating
                                               Technologies, Inc.        LDM Canada             Entries               Consolidated
                                              --------------------     --------------       ----------------         --------------
ASSETS
Current assets:
  Cash                                            $        111          $        170                                  $        281
  Accounts receivable                                   62,125                 5,487                                        67,612
  Raw materials                                          6,804                   990                                         7,794
  Work in process                                        1,390                   155                                         1,545
  Finished goods                                         7,508                   105                                         7,613
  Available for sale securities                         11,800                                                              11,800
  Mold costs                                             3,411                    26                                         3,437
  Prepaid expenses                                       2,405                    44                                         2,449
  Deferred income taxes                                  2,146                                                               2,146
                                                  ------------          ------------           ------------           ------------
Total current assets                                    97,700                 6,977                                       104,677

Net property, plant and equipment                       66,184                 7,582                                        73,766
Investment in subsidiaries and affiliates                  681                                 $       (681)
Note receivable affiliates                              10,072                   583                (10,655)
Goodwill                                                50,152                                                              50,152
Debt issue costs                                         2,235                                                               2,235
Other                                                      274                                                                 274
                                                  ------------          ------------           ------------           ------------
                                                  $    227,298          $     15,142           $    (11,336)          $    231,104
                                                  ============          ============           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $     38,519          $      3,506           $       (587)          $     41,438
  Accrued liabilities                                    9,248                   188                                         9,436
  Accrued mold costs                                     4,470                    40                                         4,510
  Accrued interest                                       5,148                                                               5,148
  Accrued compensation                                   4,542                   404                                         4,946
  Income taxes payable                                     969                   255                                         1,224
  Current maturities of long-term debt                  10,325                                                              10,325
                                                  ------------          ------------           ------------           ------------
Total current liabilities                               73,221                 4,393                   (587)                77,027

Lines of credit and revolving debt                       5,478                                                               5,478
Long-term debt due after one year                      126,090                10,068                (10,068)               126,090
Deferred income taxes                                    4,439                                                               4,439

Stockholders' equity:
  Common stock
  Additional paid-in capital                                94                 5,850                 (5,850)                    94
  Retained earnings                                     15,226                (5,169)                 5,169                 15,226
  Accumulated other comprehensive income                 2,750                                                               2,750
                                                  ------------          ------------           ------------           ------------
Total stockholders' equity                              18,070                   681                   (681)                18,070
                                                  ------------          ------------           ------------           ------------

Total liabilities and stockholders' equity        $    227,298          $     15,142           $    (11,336)          $    231,104
                                                  ============          ============           ============           ============

                             LDM TECHNOLOGIES, INC.
   Condensed Consolidating Balance Sheet as of September 28, 2003 (Unaudited)
                             (dollars in thousands)


                                                     LDM                                     Consolidating
                                               Technologies, Inc.        LDM Canada             Entries               Consolidated
                                              --------------------     --------------       ----------------         --------------
ASSETS
Current assets:
  Cash                                            $        112          $        466                                  $        578
  Accounts receivable                                   63,690                 7,890                                        71,580
  Raw materials                                          6,666                 1,492                                         8,158
  Work in process                                        1,282                   231                                         1,513
  Finished goods                                         7,357                    88                                         7,445
  Available for sale securities                         12,900                                                              12,900
  Mold costs                                             3,653                    26                                         3,679
  Prepaid expenses                                       2,312                   105                                         2,417
  Income taxes refundable                                1,006                                                               1,006
  Deferred income taxes                                  1,861                    55                                         1,916
                                                  ------------          ------------           ------------           ------------
Total current assets                                   100,839                10,353                                       111,192

Net property, plant and equipment                       69,893                 8,146                                        78,039
Investment in subsidiaries and affiliates                1,685                                 $     (1,685)
Note receivable affiliates                              10,377                    45                (10,422)
Goodwill                                                50,152                                                              50,152
Debt issue costs                                         2,533                                                               2,533
Other                                                      305                                                                 305
                                                  ------------          ------------           ------------           ------------
                                                  $    235,784          $     18,544           $    (12,107)          $    242,221
                                                  ============          ============           ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $     41,011          $      6,200           $       (354)          $     46,857
  Accrued liabilities                                    9,825                   244                                        10,069
  Accrued mold costs                                     5,923                    40                                         5,963
  Accrued interest                                       2,555                                                               2,555
  Accrued compensation                                   6,454                   307                                         6,761
  Current maturities of long-term debt                  10,325                                                              10,325
                                                  ------------          ------------           ------------           ------------
Total current liabilities                               76,093                 6,791                   (354)                82,530

Lines of credit and revolving debt                      11,194                                                              11,194
Long-term debt due after one year                      128,196                10,068                (10,068)               128,196
Deferred income taxes                                    4,482                                                               4,482

Stockholders' equity:
  Common stock
  Additional paid-in capital                                94                 5,850                 (5,850)                    94
  Retained earnings                                     12,315                (4,165)                 4,165                 12,315
  Accumulated other comprehensive income                 3,410                                                               3,410
                                                  ------------          ------------           ------------           ------------
Total stockholders' equity                              15,819                 1,685                 (1,685)                15,819
                                                  ------------          ------------           ------------           ------------

Total liabilities and stockholders' equity        $    235,784          $     18,544           $    (12,107)          $    242,221
                                                  ============          ============           ============           ============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months ended
                         December 21, 2003 (Unaudited)
                             (dollars in thousands)

                                                    LDM                                     Consolidating
                                              Technologies, Inc.        LDM Canada             Entries               Consolidated
                                             --------------------     --------------       ----------------         --------------
Net sales                                       $     97,636           $      8,093                                  $    105,729


Cost of Sales                                         78,110                  8,541                                        86,651
                                                ------------           ------------           ------------           ------------


Gross Margin                                          19,526                   (448)                                       19,078


Selling, general and administrative
expenses                                              10,184                     75                                        10,259
                                                ------------           ------------           ------------           ------------


Operating profit                                       9,342                   (523)                                        8,819

Interest expense                                      (3,362)                  (263)          $        235                 (3,390)

Other income (expense), net                              263                      4                   (235)                    32

Loss on disposal of property, plant
and equipment                                           (226)                                                                (226)

International currency exchange losses                                         (222)                                         (222)

Equity in net loss of subsidiary                      (1,004)                                        1,004
                                                ------------           ------------           ------------           ------------


Income (loss) before income taxes                      5,013                 (1,004)                 1,004                  5,013


Provision for income taxes                             2,102                                                                2,102
                                                ------------           ------------           ------------           ------------

Net income (loss)                               $      2,911           $     (1,004)          $      1,004           $      2,911
                                                ============           ============           ============           ============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Operations for Three Months ended
                          December 22, 2002 (Unaudited)
                             (dollars in thousands)


                                                    LDM                                     Consolidating
                                              Technologies, Inc.        LDM Canada             Entries               Consolidated
                                             --------------------     --------------       ----------------         --------------


Net sales                                       $    100,970           $      7,315                                  $    108,285


Cost of Sales                                         82,712                  7,136                                        89,848
                                                ------------           ------------           ------------           ------------


Gross Margin                                          18,258                    179                                        18,437


Selling, general and administrative
expenses                                               9,649                     55                                         9,704
                                                ------------           ------------           ------------           ------------


Operating profit                                       8,609                    124                                         8,733

Interest expense                                      (3,507)                  (253)          $        227                 (3,533)

Other income (expense), net                              682                      6                   (227)                   461

Gain on disposal of property, plant
and equipment                                              9                                                                    9

International currency exchange losses                                         (106)                                         (106)

Equity in net income (loss) of
subsidiaries and affiliates                             (129)                                          229                    100
                                                ------------           ------------           ------------           ------------


Income (loss) before income taxes                      5,664                   (229)                   229                  5,664


Provision for income taxes                             2,352                                                                2,352
                                                ------------           ------------           ------------           ------------

Net income (loss)                               $      3,312           $       (229)          $        229           $      3,312
                                                ============           ============           ============           ============

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 21, 2003 (Unaudited)
                             (dollars in thousands)

                                                                       LDM
                                                                   Technologies,            LDM
                                                                        Inc.               Canada           Consolidated
                                                                   -------------         ----------         -------------
Net cash provided by operating activities                           $    8,357           $        9           $    8,366

Cash flows from investing activities
   Additions to property, plant and equipment                           (1,011)                                   (1,011)
   Proceeds from sale of property, plant and equipment                     170                                       170
                                                                    ----------           ----------           ----------
                    Net cash used for investing activities                (841)                                     (841)


Cash flows from financing activities
  Payments (to)/from affiliates                                            305                 (305)
  Payments on long-term debt                                            (2,106)                                   (2,106)
  Net repayments on line of credit and revolving debt                   (5,716)                                   (5,716)
                                                                    ----------           ----------           ----------
                    Net cash used for financing activities              (7,517)                (305)              (7,822)
                                                                    ----------           ----------           ----------

Net cash change                                                             (1)                (296)                (297)
Cash at beginning of period                                                112                  466                  578
                                                                    ----------           ----------           ----------
Cash at end of period                                               $      111           $      170           $      281
                                                                    ==========           ==========           ==========

Supplemental information:
Depreciation and amortization                                       $    4,324           $      564           $    4,888
                                                                    ==========           ==========           ==========

                             LDM TECHNOLOGIES, INC.
     Condensed Consolidating Statement of Cash Flows for Three Months Ended
                         December 22, 2002 (Unaudited)
                             (dollars in thousands)

                                                                       LDM
                                                                   Technologies,            LDM
                                                                        Inc.               Canada           Consolidated
                                                                   -------------         ----------         -------------
Net cash provided (used) by operating activities                    $   20,325           $     (300)          $   20,025

Cash flows from investing activities
   Additions to property, plant and equipment                           (1,942)                 (42)              (1,984)
   Proceeds from sale of property, plant and equipment                      17                                        17
                                                                    ----------           ----------           ----------
                     Net cash used by investing activities              (1,925)                 (42)              (1,967)


Cash flows from financing activities
  Borrowing (to)/from affiliates                                           (94)                  94
  Costs associated with debt acquisition                                   (73)                                      (73)
  Payments on long-term debt                                            (2,107)                                   (2,107)
  Net repayments on line of credit borrowings                          (16,207)                                  (16,207)
                                                                    ----------           ----------           ----------
          Net cash provided (used) by financing activities             (18,481)                  94              (18,387)
                                                                    ----------           ----------           ----------

Net cash change                                                            (81)                (248)                (329)
Cash at beginning of period                                                683                  249                  932
                                                                    ----------           ----------           ----------
Cash at end of period                                               $      602           $        1           $      603
                                                                    ==========           ==========           ==========

Supplemental information:
Depreciation and amortization                                       $    4,627           $      598           $    5,225
                                                                    ==========           ==========           ==========

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

DEFINITIVE SALE AGREEMENT WITH PLASTECH

On December 18, 2003, the shareholders of the Company entered into a definitive agreement to sell all of their shares of the Company to Plastech Engineered Products, Inc. The consummation of the transaction is subject to regulatory approval and other customary closing conditions. The transaction is anticipated to close in February 2004.

CRITICAL ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2003. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

GOODWILL

Goodwill totaled $50.2 million at December 21, 2003 and represented approximately 21.7% of total assets. The majority of the goodwill resulted from the acquisitions of Molmec, Inc. and Huron Plastics Group, Inc. which were completed in fiscal year 1997 and fiscal year 1998, respectively. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new standard, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Under Statement No. 142 the Company estimates the fair value of each of its reporting units with goodwill. Estimated fair value was based upon discounted cash flows. The results of the Company's Statement No. 142 analysis indicate that no reduction in goodwill is required. Statement No. 142 requires the Company to perform impairment tests of goodwill on an annual basis (or more frequently if impairment indicators exist).

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. At December 21, 2003, the Company had net deferred tax liabilities, after valuation allowances, of $2.3 million.

Deferred tax assets in Canada relate primarily to net operating loss carryforwards (NOL's) for which the Company has recognized a valuation allowance of $2.1 million.

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

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of customer productivity reimbursement programs and historical experience. The allowance amount at December 21, 2003 and September 28, 2003 was $0.5 million.

PENDING ACCOUNTING PRONOUNCEMENTS

During fiscal year 2003, the Financial Accounting Standards Board ("FASB") issued FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, and FASB Interpretation 46 (Revised December 2003), Consolidation of Variable Interest Entities.

FASB Statement 150 requires that financial instruments, including common stock, that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. FASB Statement 150 is required to be adopted in the second quarter of fiscal 2004 by the Company. As described in Note 11 to the Company's consolidated financial statements in its Form 10-K for fiscal year ended September 28, 2003, upon the death of either of the Company's shareholders, the Company is required to purchase the stock of such shareholder. Under the current capital structure, upon adoption of FASB Statement 150, the Company's stockholders' equity would be reclassified within the liability section of the balance sheet as "shares subject to mandatory redemption."

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

For transactions in place prior to January 1, 2004, FASB Interpretation 46 is required to be adopted by the Company no later than the beginning of the first annual period beginning after December 15, 2004 (beginning of the Company's fiscal 2006 year). The Company is in the process of evaluating the effects of FASB Interpretation 46. Based upon the in process review, the Company believes that its existing lease with a related party for the McAllen facility (see Note 8 to the Company's consolidated financial statements in its Form 10-K for fiscal year ended September 28, 2003) and its 49% equity interest in, as well as a subordinated note from, DBM Technologies, LLC (see Note 12 to the Company's consolidated financial statements in its Form 10-K for fiscal year ended September 28, 2003) are within the scope of FASB Interpretation 46. As currently structured, such entities likely require consolidation by the Company upon adoption of FASB Interpretation 46. As of December 21, 2003, DBM Technologies, LLC had third party assets and liabilities of approximately $23.4 million and $23.9 million, respectively. As of December 21, 2003, the Company's non-cancellable lease payments for the McAllen facility approximated $2.0 million.

For transactions subsequent to December 31, 2003 the effects of FASB Interpretation 46 apply immediately.

RESULTS OF OPERATIONS

The Company closed its quarters ended December 21, 2003 and December 22, 2002 one week early to allow for the Christmas holiday and automotive shutdown. Both quarters contain 12 weeks.

QUARTER ENDED DECEMBER 21, 2003 COMPARED TO THE QUARTER ENDED DECEMBER 22, 2002

Net sales for the quarter ended December 21, 2003 ("first quarter 2004") were $105.7 million, a decrease of $2.6 million or 2.4% from the quarter ended December 22, 2002 ("first quarter 2003"). The decrease in net sales is due to reduced requirements from the Company's customers.

Gross margin was $19.1 million or 18.0% of net sales for the first quarter 2004 compared to $18.4 million or 17.0% of net sales for the first quarter 2003. The gross margin improvement is due to continued process improvements and elimination of unused capacity at the Company's manufacturing facilities.

Selling, General and Administrative (SG&A) expense for the first quarter 2004 was $10.3 million, or 9.7% of net sales compared to $9.7 million, or 9.0% of net sales for the first quarter of 2003. Expense has increased due to continued investment in advanced product design and engineering resources.

Interest expense for the first quarter 2004 was $3.4 million compared to $3.5 million for the first quarter 2003. The decrease in interest expense is due to scheduled debt repayments and lower average borrowings outstanding on the Company's line of credit.

Income taxes: The effective tax rate for the first quarter of 2004 was 41.9% compared to 41.5% for the first quarter 2003. The interim effective rates are estimated based upon fiscal year operating forecasts. The effective tax rates differ from statutory rates due to certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to meet required debt obligations, and to fund capital expenditures for facility maintenance and expansion. The Company believes its future cash flow from operations, combined with its revolving credit availability will be sufficient to meet its planned debt service, capital requirements, and internal growth opportunities. As of December 21, 2003, the Company had $126.1 million of long-term debt outstanding, $15.8 million of revolving loans and current maturities of long-term debt outstanding, and $34.4 million of borrowing availability under its revolving credit facility.

Cash provided by operating activities in first quarter 2004 was $8.4 million compared to $20.0 million in first quarter 2003. The decrease is due to the timing of accounts receivable reimbursement in first quarter 2003. Approximately $15 million in customer payments, expected to be received in late September 2002, were received instead in early October 2002. The swing in cash payments relates to one customer. Payment terms related to this customer were revised from receiving funds on the 28th of each month to the 2nd of the subsequent month.

Capital expenditures for first quarter 2004 were $1.0 million compared to $2.0 million for first quarter 2003. The Company believes its capital expenditures will be approximately $12 million in fiscal year 2004. The majority of the Company's fiscal year 2004 capital expenditures will be used to refresh current equipment and facilitate new programs launching in fiscal year 2004.

Long-term debt has decreased due to scheduled principal repayments of senior term debt, including an excess cash flow payment. This payment is due January 1st of every year if excess cash flow exists as defined by the senior term loan agreement. This payment, paid in January 2004, was $1.8 million.

The following information summarizes the Company's significant contractual cash obligations and other commercial commitments at December 21, 2003:


      CONTRACTUAL OBLIGATIONS                              PAYMENTS DUE BY PERIOD (000'S)
                                                           ------------------------------

                                                       LESS THAN 1
                                                       -----------
                                         TOTAL            YEAR       1-3 YEARS   4 - 5 YEARS   AFTER 5 YEARS
                                         -----            ----       ---------   -----------   -------------
Long Term Debt                          $136,415         $10,325      $13,360     $107,765           $4,965
Lines of Credit                            5,478                        5,478
Operating Leases                          40,845          12,650       11,144        8,847            8,204
                                        --------         -------      -------     --------          -------
Total Contractual Cash Obligations      $182,738         $22,975      $29,982     $116,612          $13,169
                                        ========         =======      =======     ========          =======

   OTHER COMMERCIAL                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (000'S)
   ----------------                                --------------------------------------------------
     COMMITMENTS
     -----------

                                            TOTAL AMOUNTS      LESS THAN 1
                                            -------------      -----------
                                              COMMITTED           YEAR      1 -- 3 YEARS    OVER 5 YEARS
                                              ---------           ----      ------------    ------------
Unused Lines of Credit                         $42,250                         $42,250
Standby Letters of Credit                       15,272                          15,272
                                               -------                         -------
Total Commercial Commitments                   $57,522                         $57,522
                                               =======                         =======

Refer also to the discussion regarding the pending effects of FASB Statement 150 and shares subject to mandatory redemption.

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


Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company's exposure to market risk since September 28, 2003.


Item 4: DISCLOSURE CONTROLS AND PROCEDURES

As of December 21, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in causing the material information required to be disclosed by the Company in reports it files or submits under the Securities Act of 1934 to be recorded, processed, summarized and reported, to the extent applicable, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Item 5: Other Information

On December 18, 2003, the shareholders of the Company entered into a definitive agreement to sell all of their shares of the Company to Plastech Engineered Products, Inc. The consummation of the transaction is subject to regulatory approval and other customary closing conditions. The transaction is anticipated to close in February 2004.


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


Dated: January 27, 2004

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

   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

The registrant filed a report on Form 8-K dated December 22, 2003 related to a definitive agreement entered into to purchase all of the Company's outstanding stock with Plastech Engineered Products, Inc.

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